Form 10-Q
period 2025-06-30
Launch One Acquisition Corp.
filed 2025-08-14
CIK 2015502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-half of one redeemable Warrant	LPAAU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	LPAA	The Nasdaq Stock Market LLC

Redeemable Warrants, each whole Warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	LPAAW	The Nasdaq Stock Market LLC

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

As of August 14, 2025, there were 23,000,000 Class A Ordinary Shares, par value $0.0001 per share and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

LAUNCH ONE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	1

	Condensed Statements of Operations for the (i) Three Months Ended June 30, 2024 and 2025, (ii) Six Months Ended June 30, 2025 and (iii) Period from February 21, 2024 (Inception) through June 30, 2024 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the (i) Three and Six Months Ended June 30, 2025, (ii) Three Months Ended June 30, 2024 and (iii) Period from February 21, 2024 (Inception) through June 30, 2024 (Unaudited)	3

	Condensed Statements of Cash Flows for the (i) Six Months Ended June 30, 2025 and (ii) Period from February 21, 2024 (Inception) through June 30, 2024 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	27

Item 4.	Controls and Procedures.	27

PART II – OTHER INFORMATION		28

Item 1.	Legal Proceedings.	28

Item 1A.	Risk Factors.	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item 3.	Defaults Upon Senior Securities.	29

Item 4.	Mine Safety Disclosures.	29

Item 5.	Other Information.	29

Item 6.	Exhibits.	30

SIGNATURES		31

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 26, 2025;

●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated July 11, 2024, which we entered into with an affiliate of our Sponsor (as defined below), for office space and secretarial and administrative support services;

●	“Amended and Restated Charter” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“ASU 2024-03” are to FASB ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Bridge Financing” are the financings that Minovia (as defined below), with our reasonable assistance, will use its commercially reasonable efforts to seek, enter into and consummate, within 60 days after the execution of the Minovia Business Combination Agreement (as defined below), via bridge financing agreements with certain accredited investors (on terms and conditions and in such form as mutually agreed upon, such agreement not to be unreasonably withheld, delayed or conditioned) for an aggregate investment amount into Minovia of at least $5 million at a pre-money equity valuation of Minovia of $120 million;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters of the Initial Public Offering (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering to July 15, 2026 (or such earlier time as determined by our Board), that we have to consummate an initial Business Combination, or (ii) such other time period in which we must consummate an initial Business Combination pursuant to an amendment to our Amended and Restated Charter and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “Launch One,” “our,” “we,” or “us” are to Launch One Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 15, 2024;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $340,000 issued to our Sponsor on July 12, 2024, as amended;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on June 13, 2024, as amended, and declared effective on July 11, 2024 (File No. 333-280188);

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Mergers” are to the Minovia Merger (as defined below) and the SPAC Merger (as defined below), together;

●	“Minovia” are to Minovia Therapeutics Ltd., an Israeli company limited by shares, and its successors, together;

●	“Minovia BCA Amendment” are to the Amendment to Business Combination Agreement, dated as of August 12, 2025, that we entered into with Minovia and Pubco (as defined below);

●	“Minovia Business Combination” are the transactions contemplated by the Minovia Business Combination Agreement;

●	“Minovia Business Combination Agreement” are to the Business Combination Agreement, dated as of June 25, 2025, as amended on August 12, 2025 by the Minovia BCA Amendment, we entered into with (i) the SPAC Representative (as defined below), (ii) Minovia, (iii) the Seller Representative (as defined below), (iv) Pubco, (v) Minovia Merger Sub (as defined below), and (vi) upon its execution and delivery of a joinder agreement to the Minovia Business Combination Agreement, SPAC Merger Sub (as defined below);

●	“Minovia Business Combination Registration Statement” are to the Registration Statement on Form F-4, which includes a proxy statement/prospectus prepared by us, in connection with the Minovia Business Combination, once filed;

●	“Minovia Merger” are to the merger of Minovia Merger Sub with and into Minovia, with Minovia surviving as a wholly-owned subsidiary of Pubco, as contemplated by the Minovia Business Combination Agreement;

●	“Minovia Merger Sub” are to Mito Sub Israel Ltd., an Israeli company limited by shares and a wholly-owned subsidiary of Pubco;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36 Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,000,000 units that were purchased by the underwriters of the Initial Public Offering pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor and Cantor in the Private Placement;

●	“Pubco” means Mito US One Ltd., an Israeli company limited by shares, and its successors, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that the Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●

“Seller Representative” are to Natalie Yivgi-Ohana, in the capacity under the Minovia Business Combination Agreement as the representative from and after the effective time of the Minovia Merger for the Minovia shareholders as of immediately prior to the effective time of the Minovia Merger (and their successors and assigns);

●	“SPAC” are to a special purpose acquisition company;

●	“SPAC Merger” are to the merger of SPAC Merger Sub with and into our Company, with our Company surviving as a wholly-owned subsidiary of Pubco, as contemplated by the Minovia Business Combination Agreement;

●	“SPAC Merger Sub” are to a to-be-formed Cayman Islands exempted company that, upon execution of a joinder to the Minovia Business Combination Agreement, will become a wholly-owned subsidiary of Pubco;

●	“SPAC Representative” are to the Sponsor, in the capacity under the Minovia Business Combination Agreement as the representative from and after the effective time of the Minovia Merger for the shareholders of our Company and Pubco (other than the Minovia shareholders as of immediately prior to the effective time of the Minovia Merger and their successors and assigns);

●	“Sponsor” are to Launch One Sponsor LLC, Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the Initial Public Offering and a portion of the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated July 11, 2024, which we entered into with Cantor, as representative of the several underwriters of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LAUNCH ONE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash	$263,740	$850,338
Other receivable	31,500	1,250
Due from Sponsor	27,340	27,340
Short-term prepaid insurance	103,180	103,180
Prepaid expenses	169,860	74,193
Total current assets	595,620	1,056,301

Long-term prepaid insurance	2,006	53,596
Cash and marketable securities held in Trust Account	240,554,492	235,529,521
TOTAL ASSETS	$241,152,118	$236,639,418

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$412,449	$109,180
Total current liabilities	412,449	109,180

Deferred underwriting fee payable	10,950,000	10,950,000
Total Liabilities	11,362,449	11,059,180

Commitments and Contingencies

Class A Ordinary Shares subject to possible redemption, 23,000,000 shares at redemption value of approximately $10.46 and $10.24 per share as of June 30, 2025 and December 31, 2024, respectively	240,554,492	235,529,521

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,765,398)	(9,949,858)
Total Shareholders’ Deficit	(10,764,823)	(9,949,283)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$241,152,118	$236,639,418

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAUNCH ONE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended	For the Period from February 21, 2024 (Inception) Through
	June 30,		June 30	June 30,
	2025	2024	2025	2024
General and administrative expenses	$637,837	$22,202	$815,879	$40,388
Loss from operations	(637,837)	(22,202)	(815,879)	(40,388)

Other income:
Interest earned on cash and marketable securities held in Trust Account	2,547,714	—	4,996,750	—
Interest earned on operating cash account	142	—	339	—
Unrealized gain on marketable securities held in Trust Account	11,999	—	28,221	—;
Total other income, net	2,559,855	—	5,025,310	—;

Net income (loss)	$1,922,018	$(22,202)	$4,209,431	$(40,388)

Weighted average shares outstanding of redeemable Class A Ordinary Shares	23,000,000	—	23,000,000	—;
Basic and diluted net income per share, redeemable Class A Ordinary Shares	$0.07	$—	$0.15	$—
Weighted average shares outstanding, non-redeemable Class B Ordinary Shares(1)	5,750,000	5,000,000	5,750,000	5,000,000
Basic and diluted net income (loss) per share, non-redeemable Class B Ordinary Shares	$0.07	$(0.00)	$0.15	$(0.01)

(1)	Excludes an aggregate of up to 750,000 Class B Ordinary Shares subject to forfeiture by the holders thereof depending on the extent to which the Over-Allotment Option was exercised (see Note 5). On July 15, 2024, the Company consummated its Initial Public Offering and sold 23,000,000 Units, including 3,000,000 Option Units sold pursuant to the full exercise of the Over-Allotment Option; consequently, the 750,000 Class B Ordinary Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAUNCH ONE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	5,750,000	$575	$—	$(9,949,858)	$(9,949,283)

Accretion for Class A Ordinary Shares subject to possible redemption	—	—	—	—	—	(2,465,258)	(2,465,258)

Net income	—	—	—	—	—	2,287,413	2,287,413

Balance – March 31, 2025 (unaudited)	—	—	5,750,000	575	—	(10,127,703)	(10,127,128)

Accretion for Class A Ordinary Shares subject to possible redemption	—	—	—	—	—	(2,559,713)	(2,559,713)

Net income	—	—	—	—	—	1,922,018	1,922,018

Balance – June 30, 2025 (unaudited)	—	$—	5,750,000	$575	$—	$(10,765,398)	$(10,764,823)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND FOR THE PERIOD FROM FEBRUARY 21, 2024
(INCEPTION) THROUGH JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — February 21, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(18,186)	(18,186)

Balance – March 31, 2024 (unaudited)	—	—	5,750,000	575	24,425	(18,186)	6,814

Net loss	—	—	—	—	—	(22,202)	(22,202)

Balance – June 30, 2024 (unaudited)	—	$—	5,750,000	$575	$24,425	$(40,388)	$(15,388)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAUNCH ONE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Period from February 21, 2024 (Inception) Through June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$4,209,431	$(40,388)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operating costs through IPO Promissory Note	—	33,620
Interest earned on cash and marketable securities held in Trust Account	(4,996,750)	—
Unrealized gain on marketable securities held in Trust Account	(28,221)	—
Changes in operating assets and liabilities:
Other receivable	(30,250)	—
Prepaid expenses	(95,667)	936
Long-term prepaid insurance	51,590	―
Accrued expenses	303,269	5,832
Net cash used in operating activities	(586,598)	—

Net Change in Cash	(586,598)	—
Cash – Beginning of period	850,338	—
Cash – End of period	$263,740	$—

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$—	$30,295
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000
Deferred offering costs paid through IPO Promissory Note – related party	$—	$182,238
Prepaid services contributed by Sponsor through IPO Promissory Note - related party	$—	$2,340

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activities for the period from February 21, 2024 (inception) through June 30, 2025 relate to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company and negotiating the terms of and consummating a Business Combination (see description of the Minovia Business Combination below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 13, 2024, as amended (File No. No. 333-280188),was declared effective on July 11, 2024 (the “IPO Registration Statement”) . On July 15, 2024, the Company consummated the initial public offering of 23,000,000 units (the “Units”), which included the full exercise by the underwriters of their Over-Allotment Option (as defined in Note 6) in the amount of 3,000,000 units (the “Option Units”), at $10.00 per Option Unit, generating gross proceeds of $230,000,000 (the “Initial Public Offering”), as discussed in Note 3. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Units, the “Public Shares”) and one-half of one redeemable warrant of the Company (each, a “Public Warrant”), with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 6,000,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s sponsor, Launch One Sponsor LLC (the “Sponsor”), and Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters of the Initial Public Offering, generating gross proceeds of $6,000,000 (the “Private Placement”), which is described in Note 4.

Transaction costs amounted to $15,574,281, consisting of $4,000,000 of cash underwriting fee, $10,950,000 of Deferred Fee (as defined in Note 6), and $624,281 of other offering costs.

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination (see description of the Minovia Business Combination below). However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully consummate a Business Combination.

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Following the closing of the Initial Public Offering, on July 15, 2024, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee and was invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on Management’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by July 15, 2026, or by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to (1) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations of applicable law and the Amended and Restated Articles. As of June 30, 2025, the amount of the Trust Account was $10.46 per Public Share.

The Ordinary Shares (as defined in Note 5) subject to redemption were recorded at a redemption value and classified as temporary equity subsequent to the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company has only the duration of the Combination Period to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Combination Period, the Company will cease all operations except for the purpose of winding up and as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The Sponsor, officers and directors have entered into a letter agreement with the Company, dated July 11, 2024 (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5) and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

The Sponsor has agreed that it is liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its shareholders that the Sponsor would be able to satisfy those obligations.

Minovia Business Combination Agreement

The below subsection describes the material provisions of the Minovia Business Combination Agreement (as defined below), but does not purport to describe all the terms thereof. This summary of the Minovia Business Combination Agreement is qualified in its entirety by reference to the complete text of the Minovia Business Combination Agreement, a copy of which is filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 of which the accompanying unaudited condensed financial statements and these notes thereto form a part (the “Report”), and the Minovia BCA Amendment (as defined in Note 10), a copy of which is filed as Exhibit 2.2 to the Report, and each is incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used in this subsection have the same meanings given to them in the Minovia Business Combination Agreement. Unless otherwise indicated, this Report does not assume the closing of the Minovia Business Combination.

On June 25, 2025, the Company, entered into a Business Combination Agreement (as amended by the Minovia BCA Amendment, the “Minovia Business Combination Agreement” or “Minovia BCA”) with (i) the Sponsor, in the capacity as the representative from and after the effective time of the SPAC Merger (as defined below) for the shareholders of the Company and Pubco (as defined below) (other than the shareholders of Minovia (as defined below) as of immediately prior to the effective time of the Minovia Merger (as defined below) and their successors and assigns) in accordance with the terms and conditions of the Minovia BCA, (ii) Minovia Therapeutics Ltd., an Israeli company limited by shares (together with its successors, “Minovia”), (iii) Natalie Yivgi-Ohana, in the capacity as the representative from and after the effective time of the Minovia Merger for the Minovia shareholders as of immediately prior to the effective time of the Minovia Merger (and their successors and assigns), (iv) Mito US One Ltd., an Israeli company limited by shares (together with its successors, “Pubco”), (v) Mito Sub Israel Ltd., an Israeli company limited by shares and a wholly-owned subsidiary of Pubco (“Minovia Merger Sub”), and (vi) upon its execution and delivery of a joinder agreement to the Minovia BCA, a to-be-formed Cayman Islands exempted company (“SPAC Merger Sub”).

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Subject to its terms and conditions, the Minovia Business Combination Agreement provides that at the consummation of the Minovia Business Combination (as defined below, and such consummation, the “Closing”), Minovia Merger Sub and Minovia will consummate the Minovia Merger, pursuant to which Minovia Merger Sub will merge with and into Minovia, with Minovia continuing as the surviving entity (the “Minovia Merger”), and immediately after the consummation of the Minovia Merger, SPAC Merger Sub and the Company will consummate the SPAC Merger, pursuant to which SPAC Merger Sub will merge with and into the Company, with the Company continuing as the surviving company (the “SPAC Merger” and, together with the Minovia Merger, the “Mergers” and collectively with the other transactions contemplated by the Minovia BCA and the related ancillary documents, the “Minovia Business Combination”). As a result of such Mergers, the Company and Minovia each will become wholly owned subsidiaries of Pubco, and Pubco will become a publicly traded company with the Pubco ordinary shares listed on Nasdaq (subject to Nasdaq approval).

Transaction Consideration

According to the Minovia Business Combination Agreement, the total consideration to be paid by Pubco to Minovia’s security holders at the Closing (including holders of in-the-money Minovia options and holders of Simple Agreements for Future Equity with Minovia (“Minovia SAFEs”), but excluding any other Minovia securities that have the right to acquire or convert into Minovia shares (“Terminated Minovia Convertible Securities”), including out-of-the-money Minovia options, which will be terminated without consideration as of the Closing) will be an amount equal to (the “Merger Consideration”) the sum of (i) $180 million plus (ii) the aggregate net cash proceeds received by Minovia or its subsidiaries prior to the Closing from financing activities between the signing of the Minovia BCA and the Closing, payable in Pubco ordinary shares, each valued at the price per share that will be paid to the Public Shareholders that choose to redeem their Public Shares in connection with the Closing (the “Redemption Price”). Each Minovia security holder (including holders of in-the-money Minovia options and Minovia SAFEs, but excluding any Terminated Minovia Convertible Securities) will receive its pro rata share of the Merger Consideration (and any Earnout Shares after the Closing, as detailed below).

Earnout

In addition to the right to receive the Merger Consideration, the Minovia securityholders at the Closing (including holders of in-the-money Minovia options and holders of Minovia SAFEs, but excluding any Terminated Minovia Convertible Securities) (“Eligible Earnout Recipients”) will have the contingent right after the Closing to receive an additional $57.5 million in Pubco ordinary shares, each valued at the Redemption Price (the “Earnout Shares”), if during the five (5) year period after the Closing (the “Earnout Period”) either: (i) the volume-weighted average price for Pubco’s ordinary shares for five (5) consecutive trading days is at least $11.50 per share; or (ii) Minovia or its subsidiaries begin a phase 3 clinical trial with the U.S. Food and Drug Administration (the “FDA”) (or the FDA approves a Biologics License Application without a phase 3 clinical trial) for its Pearson syndrome clinical development program or any other clinical development program for pharmaceutical products developed by Minovia or its subsidiaries. If there is a change-in-control transaction during the Earnout Period, to the extent that the implied price per Pubco ordinary share in such transaction is above the $11.50 share price target, the vesting of the Earnout Shares will accelerate, and the Earnout Shares will be issuable upon the closing of such change-in-control transaction. Each Eligible Earnout Recipient will receive its pro rata share of the Earnout Shares if they vest and are issued, except that if an Eligible Earnout Recipient transfers the Pubco ordinary shares received as Merger Consideration prior to the issuance of the Earnout Shares, they will lose a pro rata portion of their Earnout Shares equal to the number of Pubco ordinary shares transferred, and such lost Earnout Shares will be reallocated to the other Eligible Earnout Recipient(s).

Simultaneously with the execution and delivery of the Minovia BCA, the Sponsor, Pubco and the Seller Representative entered into a letter agreement (the “Sponsor Agreement”), pursuant to which the Sponsor agreed to subject 22.5% of its Founder Shares (the “Sponsor Earnout Shares”) to certain transfer restrictions and potential forfeiture if the Earnout Shares are not achieved by the Eligible Earnout Recipients, and with a portion of such Sponsor Earnout Shares subject to additional escrow and transfer restrictions if the Minimum Cash Condition (as defined below) is not satisfied, but is waived by Minovia and the Closing occurs.

Representations, Warranties and Covenants.

The Minovia BCA contains customary representations and warranties of the Company, Minovia, Pubco, SPAC Merger Sub and Minovia Merger Sub as of the date of the Minovia BCA or other specified dates solely for the benefit of certain of the parties to the Minovia BCA, which in certain cases are subject to specified exceptions and materiality, Material Adverse Effect, knowledge and other qualifications contained in the Minovia BCA or in information provided pursuant to certain disclosure schedules to the Minovia BCA.

Each party’s representations, warranties and pre-Closing covenants contained in the Minovia BCA do not survive the Closing, and no party has any post-Closing indemnification obligations. Only the covenants and agreements of the parties to be performed after the Closing will survive the Closing, with such covenants and agreements surviving until fully performed. The Minovia BCA does not permit recourse against anyone other than the parties to the Minovia BCA.

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The parties agreed to certain customary covenants regarding the conduct of their respective businesses, efforts, access, confidentiality and public announcements, notice of breaches, no insider trading, D&O indemnification, Company public filings, financial statements, the filing and effectiveness of the Registration Statement (as defined below), the Minovia shareholder meeting, Nasdaq listing, U.S. and Israeli tax matters, use of trust account proceeds. In addition:

●	The Company agreed to use its reasonable best efforts to deliver to the Company PCAOB audited annual financial statements for its fiscal years ended December 31, 2024 and December 31, 2023 and its PCAOB reviewed interim financial statements for the six-month period ended June 30, 2025, as promptly as practicable after the date of the Minovia BCA.

●	Each party is subject to a “no shop” between signing and Closing and will not be allowed to solicit or discuss competing transactions with other potential parties.

●	The Pubco board of directors after the Closing will consist of eight (8) directors, to be composed as follows: (a) five (5) directors designated by Minovia prior to the Closing, (b) one (1) director designated by the Sponsor prior to the Closing, and (c) two (2) directors designated by Alex Greystoke and Jon Bakhshi as long as (x) they pay the expenses of Minovia’s U.S. securities counsel and PCAOB auditor in accordance with their agreement with Minovia, and (y) the Minimum Cash Condition is satisfied. A majority of the directors of the Pubco board of directors following the Closing will qualify as independent directors under applicable Nasdaq rules. The Pubco board will be a classified board with three (3) classes of directors, each serving three (3) year terms after their initial term.

●	Minovia, with the reasonable assistance of the Company, will use its commercially reasonable efforts to seek, enter into and consummate, within 60 days after the execution of the Minovia BCA (as extended from 30 days pursuant to the Minovia BCA Amendment), bridge financing agreements with certain accredited investors (on terms and conditions and in such form as mutually agreed upon, such agreement not to be unreasonably withheld, delayed or conditioned) for an aggregate investment amount into Minovia of at least $5 million at a pre-money equity valuation of Minovia of $120 million (the “Bridge Financing”).

●	Between the signing of the Minovia BCA and the Closing, the Company, Minovia and Pubco will use their commercially reasonable efforts to enter into additional financing agreements for aggregate proceeds of at least $18 million (excluding any committed capital on demand or equity line facility) in addition to the Bridge Financing on such terms and structuring as Minovia and the Company shall mutually agree upon (such agreement not to be unreasonably withheld, delayed or conditioned) (the “Additional Transaction Financing” and, together with the Bridge Financing, the “Transaction Financing”), except that Minovia’s prior written consent, in its sole and absolute discretion, is required with respect to any Additional Transaction Financing that is for debt or debt-like securities (including mandatorily redeemable preferred equity) that is not convertible into common equity of Pubco.

●	Unless the Company notifies Minovia within 30 days after the date of the Minovia BCA that it elects not to seek an FTO Opinion (as defined below), during a period of up to 30 days after the date of the Minovia BCA, the Company will, and will cause its U.S. IP counsel to, use commercially reasonable efforts to perform a freedom to operate analysis directed to whether the products and technology of Minovia and its subsidiaries are reasonably likely to infringe upon any third-party U.S. patents (the “FTO Opinion”), and Minovia will reasonably cooperate with such efforts.

Conditions to Closing

The Minovia BCA is subject to customary closing conditions, including (i) receipt of Company shareholder approval, (ii) receipt of Minovia shareholder approval, (iii) completion of any antitrust expiration periods, as applicable, (iv) receipt of any specified third party and governmental authority consents, (v) no law or order preventing the Minovia Business Combination, (vi) no material uncured breach by the other party of its representations, warranties, covenants and agreements under the Minovia BCA, (vii) the Pubco ordinary shares having been approved for listing on Nasdaq, (viii) no occurrence of a material adverse effect that is continuing and uncured with respect to the Company, Minovia or Pubco, (ix) Pubco’s qualification as a foreign private issuer under the Exchange Act, (x) that the Registration Statement will have been declared effective by the SEC, (xi) the members of the post-Closing Pubco board of directors will have been appointed in accordance with the Minovia BCA, (xii) Pubco will have amended and restated its organizational documents in substantially the form attached to the Minovia BCA, (xiii) the parties will have entered into an amendment and restatement of the Registration Rights Agreement (as defined in Note 5) in form and substance reasonably acceptable to the Company and Minovia to have Pubco assume the registration obligations of the Company under the Registration Rights Agreement and have such rights apply to Pubco’s securities, and to add thereto certain Minovia security holders that are expected to be officers, directors or affiliates of Pubco immediately after the Closing in order to provide them with registration rights with respect to the Pubco ordinary shares received in the Minovia Merger and any Earnout Shares, (xiv) receipt of certain employment agreements between Pubco and Minovia management, (xv) the Company having received Lock-Up Agreements in the form attached to the Minovia BCA from all Minovia security holders that were as of the date of the Minovia BCA, or as of immediately prior to the Closing will be, officers or directors of Minovia or own at least 3% of Minovia’s fully-diluted equity and that did not sign a Lock-Up Agreement at the time of the execution of the Minovia BCA, (xvi) the receipt of certain Israeli tax rulings and Israeli securities laws rulings; (xvii) the conclusion of statutory merger waiting periods under Israeli law and (xviii) SPAC Merger Sub having been formed and executed and having delivered a joinder agreement to become party to the Minovia BCA.

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Minovia’s obligation to complete the Closing is also subject to a minimum cash condition requiring that, upon Closing, the Company shall have an aggregate amount of cash and cash equivalents, including funds remaining in the trust account, after redemptions, that when added to the aggregate proceeds of all Transaction Financing, whether received by the Company, Pubco or Minovia or its subsidiaries, and after deducting all Company unpaid transaction expenses (including deferred initial public offering expenses) and administrative expenses, including placement agent fees, and other cash liabilities (including up to $275,000 of fees payable to Minovia’s Israeli legal counsel), is at least equal to $23 million (the “Minimum Cash Condition”).

Simultaneously with the execution of the Minovia BCA, certain Minovia securityholders constituting approximately 35% of the outstanding Minovia voting securities entered into voting agreements with the Company and Minovia, pursuant to which, among other matters, such Minovia securityholders agreed to vote their Minovia shares in favor of the Minovia BCA and the Minovia Business Combination and against competing transactions.

Termination

In addition to termination by mutual written consent of the Company and Minovia, the Minovia BCA provides for termination, in each case by written notice from the terminating party to the other party: (i) by either party if the conditions to the Closing have not been satisfied (except as the result of an uncured breach by the terminating party or its affiliates) or waived and the Closing does not occur by December 24, 2025; (ii) by either party if a governmental authority of competent jurisdiction has issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Minovia Business Combination, and such order or other action has become final and non-appealable (except as the result of an uncured breach by the terminating party or its affiliates); (iii) by either party for the other party’s (or its affiliates) uncured material breach of its representations, warranties, covenants or agreements set forth in the Minovia BCA (except where the terminating party or its affiliate is then in uncured material breach); (iv) by the Company if there has been an event after the signing of the Minovia BCA that has had a Material Adverse Effect on Minovia and its subsidiaries, taken as a whole, or Pubco, which is uncured and continuing; (v) by Minovia if there has been an event after the signing of the Minovia BCA that has had a Material Adverse Effect on the Company and its subsidiaries, taken as a whole, which is uncured and continuing; (vi) by Minovia if the Company publicly changes the recommendation of the Company’s board of directors in favor of the Minovia Business Combination or fails to include such board recommendation in the Registration Statement on Form F-4 to be filed by Pubco in connection with the Minovia Business Combination (the “Minovia Registration Statement”); (vii) by either party if the Company shareholders do not approve the Minovia BCA and related proposals at the shareholder meeting of the Company; (viii) by either party if Bridge Financing with aggregate gross proceeds of at least $5 million is not consummated by the Company within 60 days (as extended from 30 days pursuant to the Minovia BCA Amendment) after the date of the Minovia BCA (with the termination right falling away once $5 million in Bridge Financing is consummated); and (ix) by Minovia upon written notice to Minovia if the Company’s U.S. IP counsel concludes in connection with the FTO Opinion analysis that the products or technology of Minovia and its subsidiaries, as currently contemplated, are reasonably likely to materially infringe one or more valid and enforceable third-party U.S. Patents, where such infringement would reasonably be expected to result in a Material Adverse Effect on Minovia, and Minovia does not propose within 15 days of receiving such notice a commercially reasonable mitigation plan to address such issues that is reasonably acceptable to the Company (with the termination right falling away if the Company waives the provisions regarding the FTO Opinion or once the FTO Opinion is actually delivered).

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

There is no termination fee, but each party will continue to be liable after termination of the Minovia BCA for any willful breach or fraud claim prior to such termination. Each party will bear its own expenses if the transaction does not close, except that each of the Company and Minovia shall be responsible to pay for 50% of any registration fees and expenses (not including expenses of counsel or auditors to any party) relating to the filing of the Minovia Registration Statement.

Liquidity, Capital Resources, and Going Concern

As of June 30, 2025, the Company had $263,740 in its operating bank account and working capital surplus of $183,171. The Company intends to use the funds held outside the Trust Account primarily to complete the Business Combination.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that the accompanying unaudited condensed financial statements are issued (a “Going Concern”).

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements- Going Concern,” Management has determined the Company’s liquidity condition, the date of mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a Going Concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the Company’s inability to continue as a Going Concern.

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 26, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025, or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s accompanying unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires the Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Marketable Securities Held in Trust Account

At June 30, 2025 and December 31, 2024, substantially all the assets held in the Trust Account amounting to $240,554,492 and $235,529,521 were invested in U.S. government securities. At June 30, 2025, the Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in unrealized gain (loss) on marketable securities held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

For the three and six months ended June 30, 2025, the Company recorded $2,547,714 and $4,996,750 interest earned from Trust Account, respectively, in the accompanying unaudited condensed statements of operations. For the three and six months ended June 30, 2025, the Company did not withdraw any interest earned on the Trust Account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to its short-term nature.

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

Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Warrants were charged to shareholders’ deficit as the Warrants were accounted for under equity treatment based on the equity classification of the underlying financial instruments, after Management’s evaluation.

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounted for the 11,500,000 Public Warrants issued in connection with the Initial Public Offering and the 6,000,000 Private Placement Warrants sold in the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the Warrants described above were not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815. There were 17,500,000 Warrants outstanding, including 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants as of June 30, 2025 and December 31, 2024.

Net Income (Loss) per Ordinary Share

Net income (loss) per Ordinary Share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding during the period, excluding Ordinary Shares subject to forfeiture. For the (i) three and six months ended June 30, 2025, (ii) three months ended June 30, 2024 and (iii) period from February 21, 2024 (inception) through June 30, 2024, weighted average shares were reduced for the effect of an aggregate of 750,000 Ordinary Shares that would have been subject to forfeiture had the Over-Allotment Option not been exercised by the underwriters (see Note 7).

	For the Three Months Ended June 30,					For the Six Months Ended June 30,		For the Period from February 21, 2024 (Inception) Through June 30,
	2025		2024			2025		2024
	Class A	Class B	Class A		Class B	Class A	Class B	Class A		Class B
Basic and diluted net income (loss) per Ordinary Share
Numerator:
Allocation of net income (loss)	$1,537,614	$384,404	$	―	$(22,202)	$3,367,545	$841,886	$	―	$(40,388)
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	23,000,000	5,750,000		―	5,000,000	23,000,000	5,750,000		―	5,000,000
Basic and diluted net income (loss) per Ordinary Share	$0.07	$0.07	$	―	$(0.00)	$0.15	$0.15	$	―	$(0.01)

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. At the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at June 30, 2025 and December 31, 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. At June 30, 2025 and December 31, 2024, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(805,000)
Class A Ordinary Shares issuance costs	(15,503,955)
Plus:
Accretion of carrying value to redemption value	21,838,476
Class A Ordinary Shares subject to possible redemption, December 31, 2024	235,529,521
Plus:
Accretion of carrying value to redemption value	2,465,258
Class A Ordinary Shares subject to possible redemption, March 31, 2025	237,994,779
Plus:
Accretion of carrying value to redemption value	2,559,713
Class A Ordinary Shares subject to possible redemption, June 30, 2025	$240,554,492

Recent Accounting Pronouncements

 In November 2024, the FASB issued Accounting Standards Update (“ASU”) Topic 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering that closed on July 15, 2024, the Company sold 23,000,000 Units, which includes the full exercise of the Over-Allotment Option in the amount of 3,000,000 Option Units, at a price of $10.00 per Unit. Each Unit consists of one Public Share and one-half of one redeemable Public Warrant. Each Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment (see Note 7).

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor. purchased an aggregate of 6,000,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or $6,000,000 in the aggregate, in the Private Placement. Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and Cantor purchased 2,000,000 Private Placement Warrants. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Cantor or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A Ordinary Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to the Private Placement Warrants held by Cantor and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

The Sponsor, officers and directors have entered into the Letter Agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On February 21, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”), to the Sponsor (such shares, the “Founder Shares”). Up to 750,000 of the Founder Shares were subject to surrender by the Sponsor for no consideration depending on the extent to which the Over-Allotment Exercise was exercised. On July 15, 2024, the underwriters exercised their Over-Allotment Exercise in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

The holders of the Founder Shares have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of such holders of the Founder Shares with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (x) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $340,000, to be used for a portion of the expenses of the Initial Public Offering pursuant to an unsecured promissory note (as amended, the “IPO Promissory Note”). The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2024, or the closing of the Initial Public Offering. The Company had no borrowings under the IPO Promissory Note as of June 30, 2025 and December 31, 2024, and the IPO Promissory Note is no longer available to be drawn upon.

Due from Sponsor

The Company paid the Sponsor an amount $27,340 in excess of the outstanding IPO Promissory Note balance at the closing of the Initial Public Offering. The excess payment of $27,340 is due to the Company as of June 30, 2025 and December 31, 2024.

Administrative Support Agreement

The Company entered into an administrative support agreement, commencing on July 11, 2024, through the earlier of consummation of the initial Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor $12,500 per month for office space, utilities and secretarial and administrative support services provided to members of the management team. For the three and six months ended June 30, 2025, the Company incurred and paid $37,500 and $75,000 in fees for these services, respectively. For the three months ended June 30, 2024 and the period from February 21, 2024 (inception) through June 30, 2024, the Company did not incur any of these fees.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Private Placement Warrants (and underlying securities) and (iii) warrants that may be issued upon conversion of the Working Capital Loans, have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement, dated July 11, 2024, between such holders and the Company (the “Registration Rights Agreement”). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any (the “Over-Allotment Option”). On July 15, 2024, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the Over-Allotment Option to purchase the additional 3,000,000 Option Units at a price of $10.00 per Option Unit.

The underwriters were entitled to a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Units in the Initial Public Offering, excluding any proceeds from Option Units sold pursuant to the Over-Allotment Option). Additionally, the underwriters are entitled to a deferred underwriting fee of 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the Over-Allotment Option and 6.50% of the gross proceeds sold pursuant to the Over-Allotment Option, or $10,950,000 in the aggregate, payable upon the completion of the initial Business Combination subject to the terms of the underwriting agreement, dated July 11, 2024 (such fee, the “Deferred Fee”).

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were no Class A Ordinary Shares issued or outstanding, excluding 23,000,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were 5,750,000 Class B Ordinary Shares issued and outstanding.

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 20% of the sum of (i) the total number of all Class A Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Over-Allotment Option and excluding the Class A Ordinary Shares underlying the Private Placement Warrants issued to the Sponsor), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A Ordinary Shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Holders of record of the Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of Class A Ordinary Shares will not be entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Warrants

As of June 30, 2025 and December 31, 2024, there were 17,500,000 Warrants outstanding, including 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A Ordinary Shares pursuant to the exercise of a Warrant and will have no obligation to settle such Warrant exercise unless a registration statement under the Securities Act with respect to the Class A Ordinary Shares issuable upon exercise of the Warrants is then effective and a prospectus relating thereto is current. No Warrant will be exercisable and the Company will not be obligated to issue a Class A Ordinary Share upon exercise of a Warrant unless the Class A Ordinary Share issuable upon such Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Warrant, the holder of such warrant will not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Warrant. In the event that a registration statement is not effective for the exercised Warrants, the purchaser of a Public Unit containing such Public Warrant will have paid the full purchase price for the unit solely for the Class A Ordinary Share underlying such unit.

Under the terms of the Warrant Agreement, dated July 11, 2024, by and between the Company and Continental (the “Warrant Agreement”), the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of the Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the Warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the Warrant Agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the Class A Ordinary Shares under applicable blue sky laws to the extent an exemption is not available.

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the Public Warrants for that number of Class A Ordinary Shares equal to the quotient obtained by dividing (x) the product of the number of Class A Ordinary Shares issuable upon exercise of the Public Warrants, multiplied by the excess of the “fair market value” of the Class A Ordinary Shares over the exercise price of the Public Warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A Ordinary Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Public Warrants, as applicable.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

The Company may redeem the outstanding Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the closing price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of Class A Ordinary Shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

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

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, assets held in the Trust Account were comprised of $927 in cash and $240,553,566 invested in a short-term debt security issued by the U.S. Department of the Treasury with a maturity of one year or less ( “U.S. Treasury Bills”).

As of December 31, 2024, assets held in the Trust Account were comprised of $786 in cash and $235,528,735 invested in U.S. Treasury Bills.

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
June 30, 2025	U.S. Treasury Bills (Mature on 7/17/2025)	1	$240,525,345	$28,221	$240,553,566
	Cash held in money markets	1	$927	―	$927

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
December 31, 2024	U.S. Treasury Bills (Mature on 1/16/2025)	1	$235,403,378	$125,357	$235,528,735
	Cash held in money markets	1	$786	―	$786

NOTE 9 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the condensed statements of operations as net income (loss). The measure of segment assets is reported on the accompanying condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income (loss) and total assets, which include the following:

	June 30, 2025	December 31, 2024
Trust Account	$240,554,492	$235,529,521
Cash	$263,740	$850,338

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
General and administrative expenses	$637,837	$815,879
Interest earned on cash and marketable securities held in the Trust Account	$2,547,714	$4,996,750

	For the Three Months Ended June 30, 2024		For the Period from February 21, 2024 (Inception) Through June 30, 2024
General and administrative expenses		$22,202	$40,388
Interest earned on cash and marketable securities held in the Trust Account	$	―	$—

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the accompanying unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income (loss) are reported on the accompanying unaudited condensed statements of operations and described within their respective disclosures. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheets date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

On August 12, 2025, the Company entered into the Amendment to Business Combination Agreement with Minovia and Pubco (the “Minovia BCA Amendment”). The Minovia BCA Amendment (i) extended the timeline for consummation of the Bridge Financing and (ii) amended the provision that governs amendments to the Minovia BCA.

The foregoing description of the Minovia BCA Amendment is qualified in its entirety by reference to the full text of the Minovia BCA Amendment, a copy of which is filed as Exhibit 2.2 to the Report and is incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on February 21, 2024, formed for the purpose of effecting a Business Combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the Private Placement, our securities, debt or a combination of cash, securities and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure our shareholders that our plans to complete a Business Combination will be successful.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Minovia Business Combination Agreement

On June 25, 2025, we entered into the Minovia Business Combination Agreement with (i) the Sponsor, in the capacity as the representative from and after the effective time of the SPAC Merger for our shareholders and Pubco (other than the Minovia shareholders as of immediately prior to the effective time of the Minovia Merger and their successors and assigns) in accordance with the terms and conditions of the Minovia Business Combination Agreement, (ii) Minovia, (iii) the Seller Representative, (iv) Pubco, (v) Minovia Merger Sub, and (vi) upon its execution and delivery of a joinder agreement to the Minovia Business Combination Agreement, SPAC Merger Sub.

Subject to its terms and conditions, the Minovia Business Combination Agreement provides that at the consummation of the Minovia Business Combination, the Minovia Merger Sub will merge with and into Minovia, with Minovia continuing as the surviving entity, and immediately after the consummation of the Minovia Merger, SPAC Merger Sub will merge with and into our Company, with our Company continuing as the surviving company. As a result of the Mergers, our Company and Minovia each will become wholly owned subsidiaries of Pubco, and Pubco will become a publicly traded company with the Pubco ordinary shares listed on Nasdaq (subject to Nasdaq approval).

Recent Developments

On August 12, 2025, we entered into the Minovia BCA Amendment. The Minovia BCA Amendment (i) extended the timeline for consummation of the Bridge Financing and (ii) amended the provision that governs amendments to the Minovia Business Combination Agreement.

The foregoing description of the Minovia BCA Amendment is qualified in its entirety by reference to the full text of the Minovia BCA Amendment, a copy of which is filed as Exhibit 2.2 hereto and is incorporated herein by reference.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 21, 2024 (inception) through June 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination and (z) consummating the Minovia Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. There has been no significant change in our financial or trading position since the date of our audited financial statements, as filed in our 2024 Annual Report. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $1,922,018, which consisted of interest earned on marketable securities held in Trust Account of $2,547,714, unrealized gain on marketable securities held in Trust Account of $11,999 and interest earned on operating cash account of $142 offset by general and administrative costs of $637,837.

For the six months ended June 30, 2025, we had a net income of $4,209,431, which consisted of interest earned on marketable securities held in the Trust Account of $4,996,750, unrealized gain on marketable securities held in Trust Account of $28,221 and interest earned on operating cash account of $339 offset by general and administrative costs of $815,879.

For the three months ended June 30, 2024, we had a net loss of $22,202, which consisted of general and administrative costs.

For the period from February 21, 2024 (inception) through June 30, 2024, we had a net loss of $40,388, which consisted of general and administrative costs.

Liquidity, Capital Resources and Going Concern

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Founder Shares by the Sponsor and loans from the Sponsor pursuant to the IPO Promissory Note.

On July 15, 2024, we consummated the Initial Public Offering of 23,000,000 Units at $10.00 per Unit, which includes the full exercise of the Over-Allotment Option in the amount of 3,000,000 Option Units, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor and Cantor, the representative of the underwriters of the Initial Public Offering, generating gross proceeds of $6,000,000.

Following the Initial Public Offering, the full exercise of the Over-Allotment Option, and the Private Placement, a total of $230,000,000 was placed in the Trust Account. We incurred $15,574,281 in transaction costs, consisting of $4,000,000 of cash underwriting fee, $10,950,000 of Deferred Fee, and $624,281 of other offering costs.

For the six months ended June 30, 2025, cash used in operating activities was $586,598. Net income of $4,209,431 was affected by interest earned on cash and marketable securities held in the Trust Account of $4,996,750 and unrealized gain on cash and marketable securities held in Trust Account of $28,221. Changes in operating assets and liabilities used $228,942 of cash for operating activities.

For the period from February 21, 2024 (inception) through June 30, 2024, cash used in operating activities was $0. Net loss of $40,388 was affected by payment of operation costs through the IPO Promissory Note of $33,620. Changes in operating assets and liabilities provided $6,768 of cash for operating activities.

As of June 30, 2025, we had cash and marketable securities held in the Trust Account of $240,554,492 consisting of short-term debt securities issued by the U.S. Department of the Treasury with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.  To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of June 30, 2025, we had $263,740 in our operating bank account and working capital surplus of $183,171. We intend to use the funds held outside the Trust Account primarily to complete the Business Combination.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us Working Capital Loans, from time to time, or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. If we are unable to complete the Business Combination because we do not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. These conditions raise substantial doubt about our ability to continue as a going concern one year from the date that the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements” were issued.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements- Going Concern,” Management has determined our liquidity condition, the date of mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern through twelve months from the date of the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements” were issued. The unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements” do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

IPO Promissory Note

The Sponsor agreed to loan us an aggregate of up to $340,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the IPO Promissory Note. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2024, or the closing of the Initial Public Offering. We had no borrowings under the IPO Promissory Note as of June 30, 2025 and December 31, 2024, and the IPO Promissory Note is no longer available to be drawn upon.

Administrative Support Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement with an affiliate of the Sponsor to pay them $12,500 per month for office space, utilities and secretarial and administrative support services provided to members of the Management Team pursuant to the Administrative Support Agreement. For the three and six months ended June 30, 2025, we incurred and paid $37,500 and $75,000 in fees for these services, respectively. For the three months ended June 30, 2024 and the period from February 21, 2024 (inception) through June 30, 2024, we did not incur any of these fees.

Underwriting Agreement

The underwriters of the Initial Public Offering had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any. On July 15, 2024, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the Over-Allotment Option to purchase the additional 3,000,000 Option Units at a price of $10.00 per Option Unit.

The underwriters were entitled to a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Units in the Initial Public Offering, excluding any proceeds from Option Units sold pursuant to the Over-Allotment Option). Additionally, the underwriters are entitled to Deferred Fee of 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the Over-Allotment Option and 6.50% of the gross proceeds sold pursuant to the Over-Allotment Option, or $10,950,000 in the aggregate, payable upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the us Working Capital Loans as may be required. If we complete a Business Combination, we would repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

Critical Accounting Estimates and Policies

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

 We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2025.

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

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2024 Annual Report and (iii) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the SEC on May 15, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Minovia and the Minovia Business Combination, please see the Minovia Registration Statement once filed.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements included in Item 1. “Financial Statements” of this Report were issued.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

There have been no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, as filed with the SEC on November 13, 2024. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

On August 12, 2025, we entered into the Minovia BCA Amendment. The Minovia BCA Amendment (i) extended the timeline for consummation of the Bridge Financing and (ii) amended the provision that governs amendments to the Minovia Business Combination Agreement.

The foregoing description of the Minovia BCA Amendment is qualified in its entirety by reference to the full text of the Minovia BCA Amendment, a copy of which is filed as Exhibit 2.2 hereto and is incorporated herein by reference.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of June 25, 2025, by and among the Company, Minovia, the Sponsor, the Seller Representative, Pubco, and Minovia Merger Sub. (1)
2.2	Amendment to Business Combination Agreement, dated as of August 12, 2025, by and among the Company, Pubco and Minovia.*
10.1	Form of Lock-Up Agreement, dated as of June 25, 2025, by and among Pubco, the Company, the Sponsor, and certain Minovia securityholders therein. (1)
10.2	Form of Voting Agreement, dated as of June 25, 2025, by and among the Company, Minovia and certain Minovia securityholders therein. (1)
10.3	Sponsor Agreement, dated as of June 25, 2025, by and among the Company, the Sponsor, Pubco, and the Seller Representative. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on July 1, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2025	LAUNCH ONE ACQUISITION CORP.

	By:	/s/ Chris Ehrlich
	Name:	Chris Ehrlich
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2025	By:	/s/ Jurgen van de Vyver
	Name:	Jurgen van de Vyver
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)