Form 10-Q
period 2025-09-30
Launch One Acquisition Corp.
filed 2025-11-13
CIK 2015502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 13, 2025, there were 23,000,000 Class A Ordinary Shares, par value $0.0001 per share and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

LAUNCH ONE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheet as of September 30, 2025 (Unaudited) and December 31, 2024	1

	Condensed Statements of Operations for the (i) Three Months Ended September 30, 2025 and 2024, (ii) Nine Months Ended September 30, 2025 and (iii) Period from February 21, 2024 (Inception) through September 30, 2024 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the (i) Three and Nine Months Ended September 30, 2025, (ii) Three Months Ended September 30, 2024 and (iii) Period from February 21, 2024 (Inception) through September 30, 2024 (Unaudited)	3

	Condensed Statements of Cash Flows for the (i) Nine Months Ended September 30, 2025 and (ii) Period from February 21, 2024 (Inception) through September 30, 2024 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	29

Item 4.	Controls and Procedures.	29

PART II – OTHER INFORMATION		30

Item 1.	Legal Proceedings.	30

Item 1A.	Risk Factors.	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	30

Item 3.	Defaults Upon Senior Securities.	30

Item 4.	Mine Safety Disclosures.	30

Item 5.	Other Information.	30

Item 6.	Exhibits.	31

SIGNATURES		32

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 26, 2025;

●	“2025 Q1 Quarterly Report” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the SEC on May 15, 2025;

●	“2025 Q2 Quarterly Report” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 14, 2025;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated July 11, 2024, which we entered into with an affiliate of our Sponsor (as defined below), for office space and secretarial and administrative support services;

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“ASU 2024-03” are to FASB ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Bridge Financing” are to the financings that Minovia (as defined below), with our reasonable assistance, will use its commercially reasonable efforts to seek, enter into and consummate, within 60 days after the execution of the Minovia Business Combination Agreement (as defined below), via bridge financing agreements with certain accredited investors (on terms and conditions and in such form as mutually agreed upon, such agreement not to be unreasonably withheld, delayed or conditioned) for an aggregate investment amount into Minovia of at least $5 million at a pre-money equity valuation of Minovia of $120 million;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to July 15, 2026 (or such earlier date as determined by our Board), that we have to consummate an initial Business Combination, or (ii) such other time period in which we must consummate an initial Business Combination pursuant to an amendment to our Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we,” or “us” are to Launch One Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of an aggregate of $10,950,000 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 15, 2024;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $340,000 issued to our Sponsor on February 21, 2024, as amended on July 12, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on June 13, 2024, as amended, and declared effective on July 11, 2024 (File No. 333-280188);

●	“Letter Agreement” are to the Letter Agreement, dated July 11, 2024, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Mergers” are to the Minovia Merger (as defined below) and the SPAC Merger (as defined below), together;

●	“Minovia” are to Minovia Therapeutics Ltd., an Israeli company limited by shares, and its successors, together;

●	“Minovia BCA Amendment” are to the Amendment to Business Combination Agreement, dated as of August 12, 2025, that we entered into with Minovia and Pubco (as defined below);

●	“Minovia Business Combination” are the transactions contemplated by the Minovia Business Combination Agreement;

●	“Minovia Business Combination Agreement” are to the Business Combination Agreement, dated as of June 25, 2025, as amended on August 12, 2025 by the Minovia BCA Amendment, we entered into with (i) the SPAC Representative (as defined below), (ii) Minovia, (iii) the Seller Representative (as defined below), (iv) Pubco, (v) Minovia Merger Sub (as defined below), and (vi) upon its execution and delivery of a joinder agreement to the Minovia Business Combination Agreement, SPAC Merger Sub (as defined below);

●	“Minovia Business Combination Registration Statement” are to the Registration Statement on Form F-4, which includes a proxy statement/prospectus prepared by us, in connection with the Minovia Business Combination, once filed;

●	“Minovia Merger” are to the merger of Minovia Merger Sub with and into Minovia, with Minovia surviving as a wholly-owned subsidiary of Pubco, as contemplated by the Minovia Business Combination Agreement;

●	“Minovia Merger Sub” are to Mito Sub Israel Ltd., an Israeli company limited by shares and a wholly-owned subsidiary of Pubco;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36 Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,000,000 units that were purchased by the Underwriters to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor and Cantor in the Private Placement;

●	“Pubco” means Mito US One Ltd., an Israeli company limited by shares, and its successors, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that the Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated July 11, 2024, which we entered into with the Sponsor and the holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Seller Representative” are to Natalie Yivgi-Ohana, in the capacity under the Minovia Business Combination Agreement as the representative from and after the effective time of the Minovia Merger for the Minovia shareholders as of immediately prior to the effective time of the Minovia Merger (and their successors and assigns);

●	“SPAC” are to a special purpose acquisition company;

●	“SPAC Merger” are to the merger of SPAC Merger Sub with and into our Company, with our Company surviving as a wholly-owned subsidiary of Pubco, as contemplated by the Minovia Business Combination Agreement;

●	“SPAC Merger Sub” are to a to-be-formed Cayman Islands exempted company that, upon execution of a joinder to the Minovia Business Combination Agreement, will become a wholly-owned subsidiary of Pubco;

●	“SPAC Representative” are to the Sponsor, in the capacity under the Minovia Business Combination Agreement as the representative from and after the effective time of the Minovia Merger for the shareholders of our Company and Pubco (other than the Minovia shareholders as of immediately prior to the effective time of the Minovia Merger and their successors and assigns);

●	“Sponsor” are to Launch One Sponsor LLC, Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the Initial Public Offering and the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated July 11, 2024, which we entered into with Cantor, as representative of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

v

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LAUNCH ONE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$97,652	$850,338
Other receivable	31,500	1,250
Due from Sponsor	27,340	27,340
Short-term prepaid insurance	79,391	103,180
Prepaid expenses	153,376	74,193
Total current assets	389,259	1,056,301

Long-term prepaid insurance	—	53,596
Cash and marketable securities held in Trust Account	243,082,744	235,529,521
TOTAL ASSETS	$243,472,003	$236,639,418

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$721,292	$109,180
Total current liabilities	721,292	109,180

Deferred underwriting fee payable	10,950,000	10,950,000
Total Liabilities	11,671,292	11,059,180

Commitments and Contingencies

Class A Ordinary Shares subject to possible redemption, 23,000,000 shares at redemption value of approximately $10.56 and $10.24 per share as of September 30, 2025 and December 31, 2024, respectively	243,082,744	235,529,521

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption) as of September 30, 2025 and December 31, 2024	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	575	575
Additional paid-in capital	—	—
Accumulated deficit	(11,282,608)	(9,949,858)
Total Shareholders’ Deficit	(11,282,033)	(9,949,283)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$243,472,003	$236,639,418

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAUNCH ONE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended	For the Period from February 21, 2024 (Inception) Through
	September 30,		September 30,	September 30,
	2025	2024	2025	2024
General and administrative expenses	$517,261	$189,929	$1,333,140	$230,317
Loss from operations	(517,261)	(189,929)	(1,333,140)	(230,317)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	2,556,473	2,406,913	7,553,223	2,406,913
Interest earned on operating cash account	51	—	390	—
Unrealized gain (loss) on marketable securities held in Trust Account	(28,221)	388,318	—	388,318
Total other income (expense), net	2,528,303	2,795,231	7,553,613	2,795,231

Net income	$2,011,042	$2,605,302	$6,220,473	$2,564,914

Basic weighted average shares outstanding of redeemable Class A Ordinary Shares	23,000,000	19,461,538	23,000,000	7,977,477
Basic net income per share, redeemable Class A Ordinary Shares	$0.07	$0.10	$0.22	$0.20
Basic weighted average shares outstanding, non-redeemable Class B Ordinary Shares	5,750,000	5,634,615	5,750,000	5,102,477
Basic net income per share, non-redeemable Class B Ordinary Shares	$0.07	$0.10	$0.22	$0.20
Diluted weighted average shares outstanding of redeemable Class A Ordinary Shares	23,000,000	19,461,538	23,000,000	7,977,477
Diluted net income per share, redeemable Class A Ordinary Shares	$0.07	$0.10	$0.22	$0.19
Diluted weighted average shares outstanding, non-redeemable Class B Ordinary Shares	5,750,000	5,750,000	5,750,000	5,750,000
Diluted net income per share, non-redeemable Class B Ordinary Shares	$0.07	$0.10	$0.22	$0.19

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAUNCH ONE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	5,750,000	$575	$—	$(9,949,858)	$(9,949,283)

Accretion for Class A Ordinary Shares subject to possible redemption	—	—	—	—	—	(2,465,258)	(2,465,258)

Net income	—	—	—	—	—	2,287,413	2,287,413

Balance – March 31, 2025 (unaudited)	—	—	5,750,000	575	—	(10,127,703)	(10,127,128)

Accretion for Class A Ordinary Shares subject to possible redemption	—	—	—	—	—	(2,559,713)	(2,559,713)

Net income	—	—	—	—	—	1,922,018	1,922,018

Balance – June 30, 2025 (unaudited)	—	—	5,750,000	575	—	(10,765,398)	(10,764,823)

Accretion for Class A Ordinary Shares subject to possible redemption	—	—	—	—	—	(2,528,252)	(2,528,252)

Net income	—	—	—	—	—	2,011,042	2,011,042

Balance – September 30, 2025 (unaudited)	—	$—	5,750,000	$575	$—	$(11,282,608)	$(11,282,033)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND

FOR THE PERIOD FROM FEBRUARY 21, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — February 21, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(18,186)	(18,186)

Balance – March 31, 2024 (unaudited)	—	—	5,750,000	575	24,425	(18,186)	6,814

Net loss	—	—	—	—	—	(22,202)	(22,202)

Balance – June 30, 2024 (unaudited)	—	—	5,750,000	575	24,425	(40,388)	(15,388)

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	(6,759,099)	(12,345,088)	(19,104,187)
Sale of Private Placement Warrants	—	—	—	—	6,000,000	—	6,000,000
Fair value of Public Warrants at issuance	—	—	—	—	805,000	—	805,000
Allocated value of transaction costs	—	—	—	—	(70,326)	—	(70,326)
Net income	—	—	—	—	—	2,605,302	2,605,302

Balance – September 30, 2024 (unaudited)	—	$—	5,750,000	$575	$—	$(9,780,174)	$(9,779,599)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAUNCH ONE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,	For the Period from February 21, 2024 (Inception) Through September 30,
	2025	2024

Cash Flows from Operating Activities:
Net income	$6,220,473	$2,564,914
Adjustments to reconcile net income to net cash used in operating activities:
Payment of expense through IPO Promissory Note – related party	—	50,034
Interest earned on cash and marketable securities held in Trust Account	(7,553,223)	(2,406,913)
Unrealized gain on investments held in Trust Account	—	(388,318)
Changes in operating assets and liabilities:
Prepaid expenses	(79,183)	(46,203)
Other receivable	(30,250)	—
Short-term prepaid insurance	23,789	(103,180)
Long-term prepaid insurance	53,596	(79,391)
Accrued expenses	612,112	40,343
Net cash used in operating activities	(752,686)	(368,714)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	226,000,000
Proceeds from sale of Private Placements Warrants	—	6,000,000
Due from Sponsor	—	(27,340)
Repayment of IPO Promissory Note - related party	—	(307,973)
Payment of offering costs	—	(342,045)
Net cash provided by financing activities	—	231,322,642

Net Change in Cash	(752,686)	953,928
Cash – Beginning of period	850,338	—
Cash – End of period	$97,652	$953,928

Noncash investing and financing activities:
Deferred Fee payable	$—	$10,950,000
Deferred offering costs paid through IPO Promissory Note - related party	$—	$257,237
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000
Prepaid services contributed by Sponsor through IPO Promissory Note – related party	$—	$702

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Launch One Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on February 21, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has entered into a definitive agreement with a specific Business Combination target, Minovia (as defined below). The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of September 30, 2025, the Company had not commenced any operations. All activities for the period from February 21, 2024 (inception) through September 30, 2025 relate to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company and negotiating the terms of and consummating a Business Combination (see description of the Minovia Business Combination below). The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 13, 2024 (File No. No. 333-280188), was declared effective on July 11, 2024 (as amended, the “IPO Registration Statement”). On July 15, 2024, the Company consummated the initial public offering of 23,000,000 units (the “Units”), which included the full exercise of the Over-Allotment Option (as defined in Note 6) in the amount of 3,000,000 units (the “Option Units”), at $10.00 per Unit, generating gross proceeds of $230,000,000 (the “Initial Public Offering”), as discussed in Note 3. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Units, the “Public Shares”) and one-half of one redeemable warrant of the Company (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 6,000,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s sponsor, Launch One Sponsor LLC (the “Sponsor”), and Cantor Fitzgerald & Co. (“Cantor”), the representative of the several underwriters of the Initial Public Offering (the “Underwriters”), generating gross proceeds of $6,000,000 (the “Private Placement”), which is described in Note 4. Each Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment. Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and Cantor purchased 2,000,000 Private Placement Warrants.

Transaction costs amounted to $15,574,281, consisting of $4,000,000 of cash underwriting fee, the Deferred Fee (as defined in Note 6) of $10,950,000, and $624,281 of other offering costs.

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less the Deferred Fee).

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of the Deferred Fee held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination (see description of the Minovia Business Combination below). However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully consummate a Business Combination.

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Following the closing of the Initial Public Offering, on July 15, 2024, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”) located in the United States, with Continental Stock Transfer & Trust Company (“Continental”), acting as trustee. The funds in the Trust Account may be invested in U.S. Department of the Treasury (“Treasury”) obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct Treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on Management’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by July 15, 2026, or by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (1)  the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations of applicable law and the Amended and Restated Articles. As of September 30, 2025, the amount of the Trust Account was $10.56 per Public Share.

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

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its shareholders that the Sponsor would be able to satisfy those obligations.

Minovia Business Combination Agreement

The below subsection describes the material provisions of the Minovia Business Combination Agreement (as defined below), but does not purport to describe all the terms thereof. This summary of the Minovia Business Combination Agreement is qualified in its entirety by reference to the complete text of the (i) Minovia Business Combination Agreement, a copy of which is filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 14, 2025, and (ii) Minovia BCA Amendment (as defined below), a copy of which is filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, of which the accompanying unaudited condensed financial statements and these notes thereto form a part (the “Report”), and each are incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used in this subsection have the same meanings given to them in the Minovia Business Combination Agreement. Unless otherwise indicated, this Report does not assume the closing of the Minovia Business Combination.

On June 25, 2025, the Company entered into a Business Combination Agreement (as amended by the Minovia BCA Amendment, the “Minovia Business Combination Agreement” or “Minovia BCA”) with (i) the Sponsor, in the capacity as the representative from and after the effective time of the SPAC Merger (as defined below) for the shareholders of the Company and Pubco (as defined below) (other than the shareholders of Minovia (as defined below) as of immediately prior to the effective time of the Minovia Merger (as defined below) and their successors and assigns) in accordance with the terms and conditions of the Minovia BCA, (ii) Minovia Therapeutics Ltd., an Israeli company limited by shares (together with its successors, “Minovia”), (iii) Natalie Yivgi-Ohana, in the capacity as the representative from and after the effective time of the Minovia Merger for the Minovia shareholders as of immediately prior to the effective time of the Minovia Merger (and their successors and assigns), (iv) Mito US One Ltd., an Israeli company limited by shares (together with its successors, “Pubco”), (v) Mito Sub Israel Ltd., an Israeli company limited by shares and a wholly-owned subsidiary of Pubco (“Minovia Merger Sub”), and (vi) upon its execution and delivery of a joinder agreement to the Minovia BCA, a to-be-formed Cayman Islands exempted company (“SPAC Merger Sub”).

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

Earnout

In addition to the right to receive the Merger Consideration, the Minovia securityholders at the Closing (including holders of in-the-money Minovia options and holders of Minovia SAFEs, but excluding any Terminated Minovia Convertible Securities) (“Eligible Earnout Recipients”) will have the contingent right after the Closing to receive an additional $57.5 million in Pubco ordinary shares, each valued at the Redemption Price (the “Earnout Shares”), if during the five (5) year period after the Closing (the “Earnout Period”) either (i) the volume-weighted average price for Pubco’s ordinary shares for five (5) consecutive trading days is at least $11.50 per share; or (ii) Minovia or its subsidiaries begin a phase 3 clinical trial with the U.S. Food and Drug Administration (the “FDA”) (or the FDA approves a Biologics License Application without a phase 3 clinical trial) for its Pearson syndrome clinical development program or any other clinical development program for pharmaceutical products developed by Minovia or its subsidiaries. If there is a change-in-control transaction during the Earnout Period, to the extent that the implied price per Pubco ordinary share in such transaction is above the $11.50 share price target, the vesting of the Earnout Shares will accelerate, and the Earnout Shares will be issuable upon the closing of such change-in-control transaction. Each Eligible Earnout Recipient will receive its pro rata share of the Earnout Shares if they vest and are issued, except that if an Eligible Earnout Recipient transfers the Pubco ordinary shares received as Merger Consideration prior to the issuance of the Earnout Shares, they will lose a pro rata portion of their Earnout Shares equal to the number of Pubco ordinary shares transferred, and such lost Earnout Shares will be reallocated to the other Eligible Earnout Recipient(s).

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

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Representations, Warranties and Covenants

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

The parties agreed to certain customary covenants regarding the conduct of their respective businesses, efforts, access, confidentiality and public announcements, notice of breaches, no insider trading, D&O indemnification, Company public filings, financial statements, the filing and effectiveness of the Registration Statement (as defined below), the Minovia shareholder meeting, Nasdaq listing, U.S. and Israeli tax matters, and use of Trust Account proceeds. In addition:

●	The Company agreed to use its reasonable best efforts to deliver to the Public Company Accounting Oversight Board (“PCAOB”) audited annual financial statements for the period from February 21, 2024 (inception) through December 31, 2024 and its PCAOB reviewed interim financial statements for the nine-month period ended September 30, 2025, as promptly as practicable after the date of the Minovia BCA.

●	Each party is subject to a “no shop” between signing and Closing and will not be allowed to solicit or discuss competing transactions with other potential parties.

●	The Pubco board of directors after the Closing will consist of eight (8) directors, to be composed as follows: (a) five (5) directors designated by Minovia prior to the Closing, (b) one (1) director designated by the Sponsor prior to the Closing, and (c) two (2) directors designated by Alex Greystoke and Jon Bakhshi as long as (x) they pay the expenses of Minovia’s U.S. securities counsel and PCAOB auditor in accordance with their agreement with Minovia, and (y) the Minimum Cash Condition is satisfied. A majority of the directors of the Pubco board of directors following the Closing will qualify as independent directors under applicable Nasdaq rules. The Pubco board will be a classified board with three (3) classes of directors, each serving three (3) year terms after their initial term.

●	Minovia, with the reasonable assistance of the Company, will use its commercially reasonable efforts to seek, enter into and consummate, within 60 days after the execution of the Minovia BCA (as extended from 30 days pursuant to the Minovia BCA Amendment), bridge financing agreements with certain accredited investors (on terms and conditions and in such form as mutually agreed upon, such agreement not to be unreasonably withheld, delayed or conditioned) for an aggregate investment amount into Minovia of at least $5 million at a pre-money equity valuation of Minovia of $120 million (the “Bridge Financing”).

●	Between the signing of the Minovia BCA and the Closing, the Company, Minovia and Pubco will use their commercially reasonable efforts to enter into additional financing agreements for aggregate proceeds of at least $18 million (excluding any committed capital on demand or equity line facility) in addition to the Bridge Financing on such terms and structuring as Minovia and the Company shall mutually agree upon (such agreement not to be unreasonably withheld, delayed or conditioned) (the “Additional Transaction Financing” and, together with the Bridge Financing, the “Transaction Financing”), except that Minovia’s prior written consent, in its sole and absolute discretion, is required with respect to any Additional Transaction Financing that is for debt or debt-like securities (including mandatorily redeemable preferred equity) that is not convertible into common equity of Pubco.

●	Unless the Company notifies Minovia within 30 days after the date of the Minovia BCA that it elects not to seek an FTO Opinion (as defined below), during a period of up to 30 days after the date of the Minovia BCA, the Company will, and will cause its U.S. IP counsel to, use commercially reasonable efforts to perform a freedom to operate analysis directed to whether the products and technology of Minovia and its subsidiaries are reasonably likely to infringe upon any third-party U.S. patents (the “FTO Opinion”), and Minovia will reasonably cooperate with such efforts.

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Conditions to Closing

The Minovia BCA is subject to customary closing conditions, including (i) receipt of Company shareholder approval, (ii) receipt of Minovia shareholder approval, (iii) completion of any antitrust expiration periods, as applicable, (iv) receipt of any specified third party and governmental authority consents, (v) no law or order preventing the Minovia Business Combination, (vi) no material uncured breach by the other party of its representations, warranties, covenants and agreements under the Minovia BCA, (vii) the Pubco ordinary shares having been approved for listing on Nasdaq, (viii) no occurrence of a material adverse effect that is continuing and uncured with respect to the Company, Minovia or Pubco, (ix) Pubco’s qualification as a foreign private issuer under the Exchange Act, (x) that the Registration Statement will have been declared effective by the SEC, (xi) the members of the post-Closing Pubco board of directors will have been appointed in accordance with the Minovia BCA, (xii) Pubco will have amended and restated its organizational documents in substantially the form attached to the Minovia BCA, (xiii) the parties will have entered into an amendment and restatement of the Registration Rights Agreement (as defined in Note 6) in form and substance reasonably acceptable to the Company and Minovia to have Pubco assume the registration obligations of the Company under the Registration Rights Agreement and have such rights apply to Pubco’s securities, and to add thereto certain Minovia security holders that are expected to be officers, directors or affiliates of Pubco immediately after the Closing in order to provide them with registration rights with respect to the Pubco ordinary shares received in the Minovia Merger and any Earnout Shares, (xiv) receipt of certain employment agreements between Pubco and Minovia management, (xv) the Company having received Lock-Up Agreements in the form attached to the Minovia BCA from all Minovia security holders that were as of the date of the Minovia BCA, or as of immediately prior to the Closing will be, officers or directors of Minovia or own at least 3% of Minovia’s fully diluted equity and that did not sign a Lock-Up Agreement at the time of the execution of the Minovia BCA, (xvi) the receipt of certain Israeli tax rulings and Israeli securities laws rulings; (xvii) the conclusion of statutory merger waiting periods under Israeli law and (xviii) SPAC Merger Sub having been formed and executed and having delivered a joinder agreement to become party to the Minovia BCA.

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

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

For more information regarding the Minovia Business Combination Agreement and the Minovia Business Combination, refer to the Company’s filings with the SEC, including the Current Reports on Form 8-K filed by the Company with the SEC on June 25, 2025 and July 1, 2025 and the other filings that the Company and Minovia may make from time to time with the SEC.

Liquidity, Capital Resources, and Going Concern

As of September 30, 2025, the Company had $97,652 in its operating bank account and working capital deficit of $332,033. The Company intends to use the funds held outside the Trust Account primarily to complete the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Going Concern,” as of September 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently July 17, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition, the date of mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 26, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025, or for any future periods.

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Emerging Growth Company Status

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Cash and Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of cash and Treasury securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in Treasury securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of Treasury securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in unrealized (loss) gain on marketable securities held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At September 30, 2025, the assets held in the Trust Account of $243,082,744 were held in money market funds. At December 31, 2024, substantially all of the assets held in the Trust Account of $235,529,521 were held in Treasury Bills.

For the three and nine months ended September 30, 2025, the Company recorded $2,556,473 and $7,553,223 of interest earned on cash and marketable securities held in Trust Account, respectively, in the accompanying unaudited condensed statements of operations. For the three and nine months ended September 30, 2025, the Company did not withdraw any interest earned on the Trust Account.

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs - SEC Materials”, and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Warrants were charged to shareholders’ deficit as the Warrants were accounted for under equity treatment based on the equity classification of the underlying financial instruments, after Management’s evaluation.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounted for the 11,500,000 Public Warrants issued in connection with the Initial Public Offering and the 6,000,000 Private Placement Warrants sold in the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the Warrants described above were not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815. There were 17,500,000 Warrants outstanding, including 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants as of September 30, 2025 and December 31, 2024.

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Net Income per Ordinary Share

Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding during the period, excluding Ordinary Shares subject to forfeiture. For the (i) three and nine months ended September 30, 2025, (ii) three months ended September 30, 2024 and (iii) period from February 21, 2024 (inception) through September 30, 2024, weighted average shares were reduced for the effect of an aggregate of 750,000 Ordinary Shares that would have been subject to forfeiture had the Over-Allotment Option not been exercised by the Underwriters (see Note 6).

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025		September 30, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income per Ordinary Share
Numerator:
Allocation of net income	$1,608,834	$402,208	$4,976,378	$1,244,095
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income per Ordinary Share	$0.07	$0.07	$0.22	$0.22

	For the Three Months Ended September 30, 2024		For the Period from February 21, 2024 (Inception) Through September 30, 2024
	Class A	Class B	Class A	Class B
Basic net income per Ordinary Share
Numerator:
Allocation of net income, as adjusted	$2,020,357	$584,945	$1,564,344	$1,000,570
Denominator:
Basic weighted average Ordinary Shares outstanding	19,461,538	5,634,615	7,977,477	5,102,477
Basic net income per Ordinary Share (1)	$0.10	$0.10	$0.20	$0.20

(1)	The diluted weighted average Ordinary Shares outstanding for the Class B Ordinary Shares (as defined in Note 5) includes the Founder Shares subject to forfeiture, whereas the basic weighted average Ordinary Shares outstanding for the Class B Ordinary Shares includes the Founder Shares subject to forfeiture from the point the Over-Allotment Option was exercised.

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. At the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at September 30, 2025 and December 31, 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. At September 30, 2025 and December 31, 2024, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(805,000)
Class A Ordinary Shares issuance costs	(15,503,955)
Plus:
Accretion of carrying value to redemption value	21,838,476
Class A Ordinary Shares subject to possible redemption, December 31, 2024	235,529,521
Plus:
Accretion of carrying value to redemption value	2,465,258
Class A Ordinary Shares subject to possible redemption, March 31, 2025	237,994,779
Plus:
Accretion of carrying value to redemption value	2,559,713
Class A Ordinary Shares subject to possible redemption, June 30, 2025	240,554,492
Plus:
Accretion of carrying value to redemption value	2,528,252
Class A Ordinary Shares subject to possible redemption, September 30, 2025	$243,082,744

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

NOTE 3 — INITIAL PUBLIC OFFERING

In the Initial Public Offering that closed on July 15, 2024, the Company sold 23,000,000 Units, which included the full exercise of the Over-Allotment Option in the amount of 3,000,000 Option Units, at a price of $10.00 per Unit. Each Unit consists of one Public Share and one-half of one redeemable Public Warrant. Each Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 6,000,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or $6,000,000 in the aggregate, in the Private Placement. Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and Cantor purchased 2,000,000 Private Placement Warrants. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

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

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On February 21, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”), to the Sponsor (such shares, the “Founder Shares”). Up to 750,000 of the Founder Shares were subject to surrender by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised. On July 15, 2024, the Underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

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

IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $340,000, to be used for a portion of the expenses of the Initial Public Offering pursuant to an unsecured promissory note (as amended, the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2024, or the closing of the Initial Public Offering. Since inception through the Initial Public Offering, the Company had borrowed $307,974 under the IPO Promissory Note. The Company repaid $335,314 on July 15, 2024. The Company had no borrowings under the IPO Promissory Note as of September 30, 2025 and December 31, 2024, and the IPO Promissory Note is no longer available to be drawn upon.

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Due from Sponsor

The Company paid the Sponsor an amount $27,340 in excess of the outstanding IPO Promissory Note balance at the closing of the Initial Public Offering. The excess payment of $27,340 is due to the Company as of September 30, 2025 and December 31, 2024.

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on July 11, 2024, through the earlier of consummation of the initial Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor $12,500 per month for office space, utilities and secretarial and administrative support services provided to members of Management. For the three and nine months ended September 30, 2025, the Company incurred $37,500 and $112,500 in fees for these services, respectively, of which $25,000 is included in accrued expenses in the accompanying condensed balance sheet. For the three months ended September 30, 2024, the Company incurred $33,065 in fees for these services, of which $12,500 is included in accrued expenses in the accompanying condensed balance sheet.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

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

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

The Underwriters were entitled to a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Units in the Initial Public Offering, excluding any proceeds pursuant to the Over-Allotment Option). Additionally, the Underwriters are entitled to a deferred underwriting fee of 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the Over-Allotment Option and 6.50% of the gross proceeds sold pursuant to the Over-Allotment Option, or $10,950,000 in the aggregate, payable upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement, dated July 11, 2024, by and between the Company and Cantor (such fee, the “Deferred Fee”).

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were no Class A Ordinary Shares issued or outstanding, excluding 23,000,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were 5,750,000 Class B Ordinary Shares issued and outstanding.

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

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Holders of the Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares (i) have the right to vote on the appointment and removal of directors and (ii) are entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Warrants

As of September 30, 2025 and December 31, 2024, there were 17,500,000 Warrants outstanding, including 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A Ordinary Shares pursuant to the exercise of a Warrant and will have no obligation to settle such Warrant exercise unless a registration statement under the Securities Act with respect to the Class A Ordinary Shares issuable upon exercise of the Warrants is then effective and a prospectus relating thereto is current. No Warrant will be exercisable and the Company will not be obligated to issue a Class A Ordinary Share upon exercise of a Warrant unless the Class A Ordinary Share issuable upon such Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Warrant, the holder of such Warrant will not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Warrant. In the event that a registration statement is not effective for the exercised Warrants, the purchaser of a Unit containing such Public Warrant will have paid the full purchase price for the unit solely for the Class A Ordinary Share underlying such unit.

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

Level 1 assets include investments in money market funds that invest solely in Treasury securities. At September 30, 2025, assets held in the Trust Account were comprised of $927 in cash and $243,081,817 in a money market funds, which was invested primarily in Treasury securities. During the nine months ended September 30, 2025, the Company did not withdraw any interest income from the Trust Account.

As of December 31, 2024, assets held in the Trust Account were comprised of $786 in cash and $235,528,735 invested in Treasury Bills.

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

LAUNCH ONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the condensed statements of operations as net income. The measure of segment assets is reported on the accompanying condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	September 30, 2025	December 31, 2024
Cash and marketable securities held in Trust Account	$243,082,744	$235,529,521
Cash	$97,652	$850,338

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
General and administrative expenses	$517,261	$1,333,140
Interest earned on cash and marketable securities held in Trust Account	$2,556,473	$7,553,223

	For the Three Months Ended September 30, 2024	For the Period from February 21, 2024 (Inception) Through September 30, 2024
General and administrative expenses	$189,929	$230,317
Interest earned on cash and marketable securities held in Trust Account	$2,406,913	$2,406,913

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dared July 11, 2024, by and between the Company and Continental.

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

All other segment items included in net income are reported on the accompanying unaudited condensed statements of operations and described within their respective disclosures. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on February 21, 2024 for the purpose of effecting a Business Combination. Our Sponsor is Launch One Sponsor LLC.

We are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful, including the Minovia Business Combination.

Our IPO Registration Statement became effective on July 11, 2024. On July 15, 2024, we consummated our Initial Public Offering of 23,000,000 Units, including 3,000,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Unit consists of one Public Share and one-half of one Public Warrant. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $230,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we completed the sale of an aggregate of 6,000,000 Private Placement Warrants to the Sponsor and Cantor in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $6,000,000. Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and Cantor purchased 2,000,000 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, an amount of $230,000,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. The Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or (iii) as cash or cash items (including in demand deposit accounts) at a bank as determined by us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until July 15, 2026 (24 months from the closing of the Initial Public Offering), or until such earlier liquidation date as our Board may approve or such later date as our shareholders may approve pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Subject to its terms and conditions, the Minovia Business Combination Agreement provides that, at the consummation of the Minovia Business Combination, Minovia Merger Sub will merge with and into Minovia, with Minovia continuing as the surviving entity, and immediately after the consummation of the Minovia Merger, SPAC Merger Sub will merge with and into our Company, with our Company continuing as the surviving company. As a result of the Mergers, our Company and Minovia each will become wholly owned subsidiaries of Pubco, and Pubco will become a publicly traded company with the Pubco ordinary shares listed on Nasdaq (subject to Nasdaq approval).

On August 12, 2025, we entered into the Minovia BCA Amendment. The Minovia BCA Amendment (i) extended the timeline for consummation of the Bridge Financing and (ii) amended the provision that governs amendments to the Minovia Business Combination Agreement.

The foregoing description of the Minovia Business Combination Agreement and Minovia BCA Amendment is qualified in its entirety by reference to the full text of the Minovia Business Combination Agreement and the Minovia BCA Amendment, filed as Exhibits 2.1 and 2.2, respectively, to the 2025 Q2 Form 10-Q. For more information regarding the Minovia Business Combination Agreement and the proposed transactions, refer to our filings with the SEC, including our Current Reports on Form 8-K filed the SEC on June 25, 2025 and July 1, 2025, respectively, and the other filings that our Company and Minovia may make from time to time with the SEC.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 21, 2024 (inception) through September 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination and (z) consummating the Minovia Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $2,011,042, which consisted of interest earned on marketable securities held in the Trust Account of $2,556,473 and interest earned on operating cash account of $51, partially offset by general and administrative costs of $517,261 and unrealized loss on marketable securities held in Trust Account of $28,221.

For the nine months ended September 30, 2025, we had a net income of $6,220,473, which consisted of interest earned on marketable securities held in the Trust Account of $7,553,223 and interest earned on operating cash account of $390, partially offset by general and administrative costs of $1,333,140.

For the three months ended September 30, 2024, we had a net income of $2,605,302, which consisted of interest earned on marketable securities held in the Trust Account of $2,406,913 and unrealized gain on marketable securities held in Trust Account of $388,318, partially offset by general and administrative costs of $189,929.

For the period from February 21, 2024 (inception) through September 30, 2024, we had a net income of $2,564,914, which consisted of interest earned on marketable securities held in the Trust Account of $2,406,913 and unrealized gain on marketable securities held in the Trust Account of $388,318, partially offset by general and administrative costs of $230,317.

Liquidity, Capital Resources, and Going Concern

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $230,000,000 was initially placed in the Trust Account. We incurred $15,574,281 in transaction costs, consisting of $4,000,000 of cash underwriting fee, the Deferred Fee of $10,950,000 and $624,281 of other offering costs.

For the nine months ended September 30, 2025, cash used in operating activities was $752,686. Net income of $6,220,473 was affected by interest earned on cash and marketable securities held in the Trust Account of $7,553,223. Changes in operating assets and liabilities provided $580,064 of cash for operating activities.

For the period from February 21, 2024 (inception) through September 30, 2024, cash used in operating activities was $368,715. Net income of $2,564,914 was affected by interest earned on marketable securities held in the Trust Account of $2,406,913, Unrealized gain (loss) on marketable securities held in the Trust Account of $388,318 and payment of operation costs through promissory note of $50,034 Changes in operating assets and liabilities used $188,432 of cash for operating activities.

As of September 30, 2025, we had marketable securities held in the Trust Account of $243,082,744 (including approximately $7,553,223 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2025, we had $97,652 in our operating bank account and a working capital deficit of $332,033. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through September 30, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $340,000 under the IPO Promissory Note. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2024 or the completion of our Initial Public Offering. Since inception through the Initial Public Offering we borrowed $307,974 under the IPO Promissory Note. We repaid $335,314 on July 15, 2024. We had no borrowings under the IPO Promissory Note as of September 30, 2025 and December 31, 2024, and the IPO Promissory Note is no longer available to be drawn upon.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of both September 30, 2025 and December 31, 2024, we did not have any borrowings under the Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements” are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 15, 2026. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on July 11, 2024, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of the Sponsor $12,500 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and nine months ended September 30, 2025, the Company incurred $37,500 and $112,500 in fees for these services, respectively, of which $25,000 is included in accrued expenses in the accompanying condensed balance sheet. For the three months ended September 30, 2024, the Company incurred $33,065 in fees for these services, of which $12,500 is included in accrued expenses in the accompanying condensed balance sheet.

Underwriting Agreement

The Underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any. On July 15, 2024, simultaneously with the closing of the Initial Public Offering, the Underwriters elected to fully exercise the Over-Allotment Option.

The Underwriters were entitled to a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Units in the Initial Public Offering, excluding any proceeds pursuant to the Over-Allotment Option). Additionally, the Underwriters are entitled to Deferred Fee of 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the Over-Allotment Option and 6.50% of the gross proceeds sold pursuant to the Over-Allotment Option, or $10,950,000 in the aggregate, payable upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Warrants and (iii) any private placement-equivalent warrants issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Cantor may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, Cantor may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Critical Accounting Estimates and Policies

We have identified the following as our critical accounting policies. See Note 2—“Summary of Significant Accounting Policies” of our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” for additional information regarding these critical accounting policies and other significant accounting policies.

Use of Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets included in this Report under Item 1. “Financial Statements”.

Net Income (Loss) Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per Ordinary Share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of Ordinary Shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per Ordinary Share and allocate net income (loss) pro rata to Class A Ordinary Shares subject to possible redemption, nonredeemable Class A Ordinary Shares and Class B Ordinary Shares. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value is not in excess of the fair value.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2025.

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

Changes in Internal Control over Financial Reporting

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2024 Annual Report, (iii) 2025 Q1 Form 10-Q and (iv) 2025 Q2 Form 10-Q. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Minovia and the Minovia Business Combination, please see the Minovia Registration Statement once filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, as filed with the SEC on November 13, 2024. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
10.1	Amendment to Business Combination Agreement, dated as of August 12, 2025, by and among the Company, Pubco and Minovia.(1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2025	LAUNCH ONE ACQUISITION CORP.

	By:	/s/ Chris Ehrlich
	Name:	Chris Ehrlich
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2025	By:	/s/ Jurgen van de Vyver
	Name:	Jurgen van de Vyver
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)