Form 10-K
period 2025-12-31
Launch One Acquisition Corp.
filed 2026-03-27
CIK 2015502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-42173

Launch One Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1781481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 Grand Avenue, Suite 1530, Oakland, California	94612
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 692-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-half of one redeemable Warrant	LPAAU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	LPAA	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole Warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	LPAAW	The Nasdaq Stock Market LLC

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

The aggregate market value of the registrant’s outstanding Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Global Market tier of The Nasdaq Stock Market LLC, was $239,545,000.

As of March 26, 2026, there were 23,000,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

LAUNCH ONE ACQUISITION CORP.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

 i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. We have based these forward-looking statements on our Management’s (as defined below) current expectations and projections about future events, as well as assumptions made by, and information currently available to, our Management, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;

●	the pool of prospective target businesses;

●	our ability to complete our initial Business Combination;

●	our expectations regarding the potential performance of the prospective target business or businesses;

●	our success in retaining or recruiting our officers, key employees or directors following our initial Business Combination;

●	our officers and directors’ ability to allocate sufficient time to reviewing and considering our initial Business Combination, including considerations related to potential conflicts of interest;

●	the potential issues associated with entering into a Business Combination agreement with an acquisition target that subsequently declines in value or is unprofitable;

●	our potential ability to obtain additional financing to complete our initial Business Combination, if needed;

●	the ability of our Management Team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for our shareholders;

●	our public securities’ potential liquidity and trading;

●	our ability to use proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	our Trust Account potentially being subject to claims of third parties;

●

the value of the Founder Shares (as defined below) following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);

●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other effects on our Company (as defined below) or Management Team should we seek to extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in Item 1A. “Risk Factors” below.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 26, 2025;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated July 11, 2024, we entered into with an affiliate of our Sponsor, for office space and secretarial and administrative support services;

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Clawback Policy” are to our Executive Compensation Clawback Policy, adopted as of July 11, 2024;

●	“Code of Ethics” are to the Code of Business Conduct and Ethics we have adopted, which is applicable to our directors, officers and employees;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to July 15, 2026 (or such earlier time as determined by our Board), that we have to consummate an initial Business Combination, or (ii) such other time period in which we must consummate an initial Business Combination pursuant to an amendment to our Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to Launch One Acquisition Corp. Cayman Islands exempted company;

●	“Compensation Committee” are to the compensation committee of our Board of Directors;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of $10,950,000 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 15, 2024;

●	“Insider Trading Policy” are to the insider trading policies and procedures we have adopted;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $340,000 issued to our Sponsor on February 21, 2024, as amended on July 12, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on June 13, 2024, as amended, and declared effective on July 11, 2024 (File No. 333-280188);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated July 11, 2024, which we entered into with our officers, our directors and the Sponsor;

●	“Management” or our “Management Team” are to our executive officers;

●	“Minovia” are to Minovia Therapeutics Ltd., an Israeli company limited by shares, and its successors, together;

●	“Minovia Business Combination” are the transactions contemplated by the Minovia BCA (as defined below);

●	“Minovia BCA” are to the Business Combination Agreement, dated as of June 25, 2025, as amended, by and among the Minovia BCA Parties (as defined below);

●

“Minovia BCA Parties” are to (i) our Company, (ii) the Sponsor, in the capacity under the Minovia BCA as the representative from and after the effective time of the SPAC Merger (as defined in the Minovia BCA) for the shareholders of our Company and Pubco (as defined below) other than the Minovia shareholders as of immediately prior to the effective time of the Minovia Merger and their successors and assigns), (iii) Natalie Yivgi-Ohana, in the capacity under the Minovia BCA as the representative from and after the effective time of the Minovia Merger for the Minovia shareholders as of immediately prior to the effective time of the Minovia Merger (and their successors and assigns), (iv) Minovia, (v) Pubco, (vi) Mito Sub Israel Ltd., an Israeli company limited by shares and a wholly-owned subsidiary of Pubco, and (vii) a to be-formed Cayman Islands exempted company that, upon execution and delivery of a joinder to the Minovia BCA, will be a party to the Minovia BCA;

●	“Minovia Termination Agreement” are to the Termination and Release Agreement, dated as of January 30, 2026, by and among the Minovia BCA Parties.

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36 Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“ Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,000,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants issued to our Sponsor and Cantor in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated July 11, 2024, which we entered into with our Sponsor and (ii) Private Placement Warrants Purchase Agreement, dated July 11, 2024, which we entered into with Cantor, together;

●	“Pubco” are to Mito US One Ltd., an Israeli company limited by shares, together with its successors;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that the Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

 v

●	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $10.67 per Public Share as of December 31, 2025 (before taxes payable, if any);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated July 11, 2024, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002, as amended;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“SEC Clawback Rule” are to Rule 10D-1 under the Exchange Act;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Special Resolution” are to a resolution of our Company passed by at least a two-thirds (2/3) majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Sponsor” are to Launch One Sponsor LLC, Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated July 11, 2024, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated July 11, 2024, which we entered into with Cantor, as representative of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrant Agreement” are to the Warrant Agreement, dated July 11, 2024, which we entered into with Continental, as Warrant agent;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated on February 21, 2024 as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination with one or more businesses or entities. We may pursue an initial Business Combination in any business or industry. To date, our efforts have been limited to (i) organizational activities, (ii) activities related to our Initial Public Offering, and (iii) searching for and consummating a Business Combination. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial Business Combination.

Initial Public Offering

Our IPO Registration Statement became effective on July 11, 2024. On July 15, 2024, we consummated our Initial Public Offering of 23,000,000 Units, including 3,000,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Unit consists of one Public Share and one-half of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to our Company of $230,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the private sale of an aggregate of 6,000,000 Private Placement Warrants to our Sponsor and Cantor in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to our Company of $6,000,000. Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and Cantor purchased 2,000,000 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement.

A total of $230,000,000, comprised of the proceeds from the Initial Public Offering and the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. We are led by (i) Ryan Gilbert, our Chairman of the Board, (ii) Chris Ehrlich, our Chief Executive Officer, and (iii) Jurgen van de Vyver, our Chief Financial Officer. We must complete our initial Business Combination by (i) July 15, 2026, the end of our Combination Period, which is 24 months from the closing of our Initial Public Offering, (ii) such earlier liquidation date as our Board may approve or (iii) such later date as our shareholders may approve pursuant to the Amended and Restated Articles. If our initial Business Combination is not consummated by the end of our Combination Period, our existence will terminate, and we will distribute all amounts in the Trust Account as described elsewhere in this Report.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Termination of the Minovia Business Combination

On June 25, 2025, we entered into the Minovia BCA with the Minovia BCA Parties. As of January 30, 2026, the Minovia BCA Parties mutually agreed to terminate the Minovia BCA in its entirety. Concurrently with the termination of the Minovia BCA, each of the Ancillary Agreements (as defined in the Minovia BCA) were automatically terminated. As a result, the Minovia BCA and Ancillary Agreements are of no further force and effect. In addition, each party released the other parties from any and all liabilities and damages relating to the transaction documents, breaches thereunder and the proposed transactions.

The foregoing summary of the Minovia Termination Agreement is qualified in its entirety by the text of the Minovia Termination Agreement, a copy of which is attached as Exhibit 10.11 hereto and is incorporated herein by reference.

We are seeking, with our Sponsor, alternative ways to consummate an initial Business Combination.

Our Team

Our Management Team is predominantly composed of a team of high-level senior life sciences executives, including (i) Ryan Gilbert, our Chairman of the Board, (ii) Chris Ehrlich, our Chief Executive Officer, and (iii) Jurgen van de Vyver, our Chief Financial Officer. Our Board of Directors provides valuable guidance, technical domain expertise, value-added input regarding senior team leadership capabilities of prospective Business Combination targets, and have access to differentiated ideas and opportunities through complementary networks. They also have specific SPAC experience and a proven track record of Business Combination success.

We believe that our Management Team and Board of Directors are well positioned among other SPAC vehicles focused on the healthcare or biotechnology industry. Certain members of our Management Team are dedicated full-time to the process of identifying, evaluating and negotiating with an acquisition target for our initial Business Combination. Our Management Team and Board of Directors have significant, meaningful experience as, among other titles, investors, executives, corporate strategists and business development heads within public and private biotechnology companies. In addition, our Management Team is aided by Shami Patel, our advisor.

SPAC Experience

Members of our Management Team and our Advisors have specific SPAC experience and a proven track record of Business Combination success:

●	FinTech Acquisition Corp.: Shami Patel, one of our Advisors, served as a director of FinTech Acquisition Corp. (“FinTech I”). After its initial public offering of $100.0 million in February 2015, FinTech I completed its initial Business Combination with CardConnect Corp. (NASDAQ: CNN) in July 2016. In connection with the Business Combination, approximately 11.2% of FinTech I’s public shares were redeemed. CardConnect Corp. was subsequently acquired by First Data Corporation in July 2017 for $15 per share.

●	FinTech Acquisition Corp. II: Mr. Patel served as a director of FinTech Acquisition Corp. II (“FinTech II”). Fintech II completed its $175.0 million initial public offering in January 2017, and consummated its initial Business Combination with International Money Express, Inc. (NASDAQ: IMXI) in July 2018. In connection with the Business Combination, approximately 28.8% of FinTech II’s public shares were redeemed. Mr. Patel served as a board observer of the post-Business Combination company until March 2020. International Money Express, Inc.’s closing price on March 25, 2026 was $15.85 per share.

●	FinTech Acquisition Corp. III: Mr. Patel served as an advisor to FinTech Acquisition Corp. III (“FinTech III”). FinTech III, after its initial public offering of $345.0 million in November 2018, consummated its initial Business Combination with Paya Inc. (NASDAQ: PAYA) in November 2020. In connection with the Business Combination, approximately 16.5% of FinTech III’s public shares were redeemed. PIPE investors committed to purchase an aggregate of $250.0 million in common stock, at a price of $10.00 per share. In February 2023, Paya Inc, was purchased by Nuvei for $9.75 per share.

●	FinTech Acquisition Corp. IV: Mr. Patel served as an advisor to FinTech Acquisition Corp. IV (“FinTech IV”). FinTech IV completed its initial public offering of $239.0 million in September 2020, and consummated its initial Business Combination with PWP Holdings LP (NASDAQ: PWP) in June 2021. None of FinTech IV’s public shares were redeemed in connection with the Business Combination. PIPE investors committed to purchase an aggregate of $125.0 million in common stock, at a price of $10.00 per share. PWP Holdings LP’s closing price on March 25, 2026 was $17.43 per share.

●	FTAC Olympus Acquisition Corp.: Ryan Gilbert, one of our Advisors, served as Chief Executive Officer, President and a director, and Mr. Patel served as Chief Operating Officer, of FTAC Olympus Acquisition Corp. (NASDAQ: FTOC) (“FTOC”). FTOC, after its initial public offering of $755 million in August 2020, consummated its initial Business Combination with Payoneer Global Inc. (NASDAQ: PAYO) in June 2021. In connection with the Business Combination, approximately 23.9% of FTAC Olympus’ public shares were redeemed. PIPE investors committed to purchase an aggregate of $300.0 million in common stock, at a price of $10.00 per share. Payoneer Global Inc.’s closing price on March 25, 2026 was $4.89 per share.

●	Locust Walk Acquisition Corp.: Mr. Gilbert and Mr. Patel served as advisors to Locust Walk Acquisition Corp. (NASDAQ: LWAC), which merged with eFFECTOR therapeutics (NASDAQ: EFTR) in August 2021 (in which approximately 97.0% of LWAC’s public shares were redeemed). PIPE investors committed to purchase an aggregate of $60.7 million in common stock, at a price of $10.00 per share. eFFECTOR therapeutics effected a wind down in June 2024 and no longer trades on an exchange.

●	Phoenix Biotech Acquisition Corp.: Mr. Gilbert and Mr. Patel served as advisors to Phoenix Biotech Acquisition Corp. (NASDAQ: PBAX), which merged with CERo Therapeutics (Nasdaq: CERO) in February 2024 Phoenix Biotech Acquisition Corp. experienced redemptions of approximately 92.6% of its public shares in connection with an extension in December 2022, approximately 40.6% of the remaining public shares in connection with an extension in July 2023, approximately 1.5% of the remaining public shares in connection with an extension in January 2024 and approximately 89.1% of the remaining public shares in connection with the consummation of the Business Combination. PIPE investors purchased, 12,580 shares of Series A convertible preferred stock, warrants to purchase 125,000 shares and warrants to purchase 2,000 shares of Series A Preferred Stock, for aggregate cash proceeds to Phoenix Biotech Acquisition Corp. of approximately $9.4 million. The trading of CERo Therapeutics’ common stock on Nasdaq was suspended at the open of trading on October 31, 2025, following a determination by the Nasdaq Hearings Panel regarding CERo Therapeutics’ failure to satisfy Nasdaq Rule 5550(b)’s $2,500,000 minimum stockholders’ equity requirement. CERo Therapeutics has requested review of the panel’s decision by the Nasdaq Listing and Hearing Review Council. CERo Therapeutics’ common stock began trading on OTCQB under the symbol “CERO” on December 2, 2025 and its last quoted bid price on March 25, 2026 was $0.0331 per share.

●	Newcourt Acquisition Corp.: Mr. Van de Vyver served as chief financial officer of, and Mr. Gilbert and Mr. Patel served as advisors to Newcourt Acquisition Corp. (NASDAQ: NCAC), which merged with Psyence Biomedical (Nasdaq: PBM) in January 2024. NCAC experienced redemptions of approximately 94.0% of its public shares in connection with an extension in January 2023, approximately 25.9% of the remaining public shares in connection with an extension in July 2023, approximately 34.6% of the remaining public shares in connection with an extension in January 2024 and approximately 83.5% of the remaining public shares in connection with the consummation of the Business Combination. Psyence Biomedical’s closing price on March 25, 2026 was $2.43 per share.

●	Launch Two Acquisition Corp.: Mr. Van de Vyver serves as chief financial officer of, and Mr. Patel and Mr. Gilbert serve as advisors to, Launch Two Acquisition Corp. (Nasdaq: LPBB), a blank check company that raised $230.0 million in its initial public offering in October 2024 and is currently searching for a Business Combination target among technology and software infrastructure companies whose products and services target financial services, real estate and asset management companies.

●	Wen Acquisition Corp: Mr. Van de Vyver serves as chief financial officer of, and Mr. Patel and Mr. Gilbert serve as advisors to, Wen Acquisition Corp (Nasdaq: WENN), a blank check company that raised $300.15 million in its initial public offering in May 2025 and is currently searching for a Business Combination target among infrastructure companies in the fintech sector that are focused on enablement of digital assets, such as stablecoins, through the incorporation and integration of blockchain networks into the traditional financial systems.

●	Launchpad Cadenza Acquisition Corp I: Mr. Van de Vyver serves as chief financial officer of, and Mr. Gilbert and Mr. Patel serve as advisors to, Launchpad Cadenza Acquisition Corp I (Nasdaq: LPCV), a blank check company which raised $200.0 million in its initial public offering in December 2025 and is currently searching for a Business Combination target in the technology and software infrastructure sector with companies operating within the blockchain, financial technology, and digital assets ecosystems.

Competitive Strengths

We believe our Management Team, with the assistance of our Board and advisor, is well positioned to identify unique opportunities within the healthcare or healthcare related industries and, in particular, life sciences, globally. Each member of our Management Team and Board has spent significant portions of their careers working with businesses in the life sciences industry and have developed a wide network of professional services contacts and business relationships in that industry. Our selection process leverages our relationships with venture capitalists and growth equity funds, executives of private and public companies, as well as investment banking firms, which we believe provide us with a key advantage in sourcing potential Business Combination targets. Given our profile and industry expertise, target Business Combination candidates are brought to our attention from various unaffiliated sources, including investors in and managers of other private and public companies in our networks.

We also deploy a proactive sourcing strategy to focus on unique opportunities that are best positioned for our initial Business Combination. We leverage our collective deep industry expertise and analytical capabilities to identify characteristics of life science companies historically correlating with outperforming publicly traded peers. We also leverage our significant operating, corporate strategy, and business development expertise to efficiently triage opportunities to focus on those opportunities that we believe present the highest risk-adjusted return potential for our shareholders. We attempt to use these insights to identify attractive acquisition targets for our initial Business Combination. We believe the combination of the relationships, capital markets expertise, and operating experience of our advisors can help accelerate the process and make us a preferred partner for these potential targets. We are focused on emerging growth healthcare companies in healthcare niches, including biotechnology.

Following the completion of our Initial Public Offering, members of our Management Team began (i) communicating with their network of relationships to articulate our initial Business Combination criteria, including the parameters of our search for a target business, and (ii) a disciplined process of pursuing and reviewing promising leads.

Acquisition Criteria

We have identified the following criteria to evaluate prospective target businesses. We may, however, decide to enter into our initial Business Combination with a target business that does not meet any or all of these specific criteria. We currently intend to seek companies that we believe:

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines, as well as other considerations, factors and criteria that our Management may deem relevant. We may decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, and in the event we do, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial Business Combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Acquisition Process

In evaluating a prospective target business, we conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the target and its industry that are made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.

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

Initial Business Combination

We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the Private Placement, the proceeds of the sale of our Ordinary Shares in connection with our initial Business Combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. If we seek shareholder approval, we will complete our initial Business Combination only if we receive an Ordinary Resolution. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement.

We have until July 15, 2026, or until such earlier liquidation date as our Board of Directors may approve, to consummate our initial Business Combination. If we anticipate that we may be unable to consummate our initial Business Combination within the Combination Period, we may seek shareholder approval to amend our Amended and Restated Articles to extend the date by which we must consummate our initial Business Combination. If we seek shareholder approval for an extension, our Public Shareholders will be offered an opportunity to redeem their Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes payable, if any), divided by the number of then issued and outstanding Public Shares, subject to applicable law.

If we do not complete our initial Business Combination within the Combination Period, while we do not currently intend to seek shareholder approval to amend our Amended and Restated Articles to extend the amount of time we have to consummate an initial Business Combination, we may elect to do so in the future. There is no limit on the number of extensions that we may seek; however, we do not expect to extend the Combination Period beyond 36 months from the closing of the Initial Public Offering. If we determine not to or are unable to extend the Combination Period or fail to obtain shareholder approval to extend the Combination Period, our Sponsor’s investment in our Founder Shares and our Private Placement Warrants will be worthless

If we are unable to complete our initial Business Combination within the Combination Period, we will redeem 100% of the Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes payable, if any, and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, subject to applicable law and certain conditions as further described herein. While we expect the pro rata Redemption Price to be approximately $10.67 per Public Share, based on the amount in the Trust Account as of December 31, 2025, we cannot assure our Public Shareholders that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our Public Shareholders.

The Nasdaq Rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the Deferred Fee and taxes payable on the interest earned on the Trust Account, if any, and such test, the “80% Test”). Our Board of Directors will make the determination as to the fair market value of our initial Business Combination. If our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our Board of Directors will be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to the Nasdaq Rules, any initial Business Combination must be approved by a majority of our independent directors.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Ordinary Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new Ordinary Shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding Ordinary Shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% Test. If the Business Combination involves more than one target business, the 80% Test will be based on the aggregate value of all of the target businesses.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers, directors, or advisor, or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers, directors or advisor. If we seek to complete our initial Business Combination with a company that is affiliated (as defined in our Amended and Restated Articles) with our Sponsor, officers, directors or advisor, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Amended and Restated Articles provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

In addition, our Sponsor and our officers and directors may sponsor or form other SPACs similar to ours, or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other SPAC with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial Business Combination.

Sourcing of Potential Initial Business Combination Targets

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources have read the prospectus of our Initial Public Offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we may receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

Prior to or in connection with the completion of our initial Business Combination, there may be payment by us to our Sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account.

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

Financial Position

With funds available for a Business Combination as of December 31, 2025 in the amount of $245,449,353 (before redemptions, taxes payable on the interest earned, if any, and payment of the Deferred Fee), we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Articles. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under the Nasdaq Rules, shareholder approval would be required for our initial Business Combination if, for example:

●	We issue Ordinary Shares that will be equal to or in excess of 20% of the number of our Ordinary Shares then outstanding (other than in a public offering);

●	Any of our directors, officers or substantial shareholders (as defined by the Nasdaq Rules) has a 5% or greater interest earned on the Trust Account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in outstanding Ordinary Shares or voting power of 5% or more; or

●	The issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place us at a disadvantage in the transaction or result in other additional burdens on us; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed Business Combination; (iv) other time and budget constraints of our Company; and (v) additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors and their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such Public Shareholder, although still the record holder of our Public Shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors and their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling Public Shareholders would be required to revoke their prior elections to redeem their Public Shares. It is intended that, if Rule 10b-18 would apply to purchases by Sponsor, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions.

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

Our Sponsor, directors, officers, advisors and their affiliates anticipate that they may identify the Public Shareholders with whom our Sponsor, directors, officers, advisors and their affiliates may pursue privately negotiated transactions by either the Public Shareholders contacting us directly or by our receipt of redemption requests submitted by Public Shareholders (in the case of Public Shares) following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, directors, officers, advisors and their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming Public Shareholders who have expressed their election to redeem their Public Shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such Public Shareholder has already submitted a proxy with respect to our initial Business Combination, but only if such Public Shares have not already been voted at the general meeting related to our initial Business Combination. Our Sponsor, directors, officers, advisors and their affiliates will select which Public Shareholders to purchase Public Shares from based on the negotiated price and number of Public Shares and any other factors that they may deem relevant, and will be restricted from purchasing Public Shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsor, directors, officers, advisors and their affiliates are restricted from making purchases of Public Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, directors, officers, advisors and their affiliates were to purchase our securities from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our Business Combination transaction would disclose the possibility that our Sponsor, directors, officers, advisors or their affiliates may purchase our securities from Public Shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, directors, officers, advisors or their affiliates were to purchase our securities from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our Business Combination transaction would include a representation that any of our securities purchased by our Sponsor, directors, officers, advisors or their affiliates would not be voted in favor of approving the Business Combination transaction;

●	our Sponsor, directors, officers, advisors or their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Current Report on Form 8-K, before our general meeting of shareholders to approve the Business Combination transaction, the following material items:

o	the amount of our securities purchased outside of the redemption offer by our Sponsor, directors, officers, advisors or their affiliates, along with the purchase price;

o	the purpose of the purchases by our Sponsor, directors, officers, advisors or their affiliates;

o	the impact, if any, of the purchases by our Sponsor, directors, officers, advisors or their affiliates on the likelihood that the Business Combination transaction will be approved;

o	the identities of our security holders who sold to our Sponsor, directors, officers, advisors or their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, directors, officers, advisors or their affiliates; and

o	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemptions in Connection with Our Initial Business Combination

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares, regardless of whether they abstain, vote for, or vote against, our initial Business Combination, upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of an initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. As of December 31, 2025, the Redemption Price was approximately $10.67 per Public Share (before taxes payable, if any). The per share amount we will distribute to Public Shareholders who properly redeem their Public Shares will not be reduced by the Deferred Fee we will pay to the Underwriters.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares they may hold in connection with the completion of our initial Business Combination.

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop arrangements into which we may enter following consummation of the Initial Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Amended and Restated Articles would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with the shareholder approval requirements of the Nasdaq Rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above is contained in provisions of our Amended and Restated Articles and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a Special Resolution.

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our Amended and Restated Articles:

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

If we seek shareholder approval, we will complete our initial Business Combination only if we receive an Ordinary Resolution. A quorum for such meeting will be present if the holders of at least one third of issued and outstanding Ordinary Shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsor, officers and directors will count toward this quorum and, pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of our initial Business Combination. For purposes of seeking approval of an Ordinary Resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to our Sponsor’s Founder Shares, we would need 8,625,001, or 37.5%, of the 23,000,000 Public Shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved, assuming all outstanding Ordinary Shares are voted and the parties to the Letter Agreement do not acquire any Class A Ordinary Shares. Assuming that only the holders of one-third of our issued and outstanding Ordinary Shares, representing a quorum under our Amended and Restated Articles vote their Ordinary Shares at a general meeting of our Company, we will not need any Public Shares in addition to our Founder Shares to be voted in favor of an initial Business Combination in order to approve an initial Business Combination. However, if our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial Business Combination will require a Special Resolution. In addition, prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares (i) have the right to appoint and remove directors prior to or in connection with the completion of our initial Business Combination and (ii) are entitled to vote on continuing our Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our Sponsor, officers and directors, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or vote against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction.

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

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of Public Shares we are permitted to redeem. If Public Shareholders tender more Public Shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Public Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to our Public Shareholders in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming Public Shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by Public Shareholders who elected to redeem their Public Shares.

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the Public Shareholders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination.

Limitation on Redemption Upon Completion of Our Initial Business Combination if We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Articles provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Ordinary Shares sold in our Initial Public Offering (the “Excess Shares”) without our prior consent. We believe this restriction will discourage Public Shareholders from accumulating large blocks of Public Shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management to purchase their Public Shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such Public Shares are not purchased by us, our Sponsor or our Management at a premium to the then-current market price or on other undesirable terms. By limiting our Public Shareholders’ ability to redeem no more than 15% of the Public Shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of Public Shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we will not restrict our Public Shareholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our initial Business Combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Sares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to our Public Shareholders in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. Accordingly, a Public Shareholder would have up to two business days prior to the scheduled vote on the initial Business Combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its Public Shares if it wishes to seek to exercise its redemption rights. In the event that a Public Shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its Public Shares may not be redeemed. Given the relatively short exercise period, it is advisable for Public Shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the Public Shares or delivering them through the DWAC System. The transfer agent will typically charge the broker submitting or tendering Public Shares a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require Public Shareholders seeking to exercise redemption rights to submit or tender their Public Shares. The need to deliver Public Shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such Public Shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a Public Share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to Public Shareholders electing to redeem their Public Shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by Public Shareholders who elected to redeem their Public Shares.

Following the termination of the Minovia BCA, we will continue to try to complete a Business Combination with a different target until the end of the Combination Period.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Articles provide that we have only the duration of the Combination Period to complete our initial Business Combination. If we have not completed our initial Business Combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period, although they are entitled to liquidating distributions from assets outside the Trust Account. However, if our Sponsor or Management Team acquire Public Shares after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers and directors have also agreed, pursuant to the Letter Agreement, that they will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $30,146 of proceeds held outside the Trust Account (as of December 31, 2025), although we cannot assure our Public Shareholders that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay income taxes on interest income earned on the Trust Account balance, if any, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the Private Placement, other than the proceeds deposited in the Trust Account, the Redemption Price upon our dissolution would be approximately $10.67 as of December 31, 2025. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure our Public Shareholders that the actual per-share redemption amount received by Public Shareholders will not be substantially less than the Redemption Price. While we intend to pay such amounts, if any, we cannot assure our Public Shareholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if Management believes that such third party’s engagement would be in our best interests under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, and the Underwriters did not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.

To protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for our independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the Trust Account assets, less taxes payable, if any; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure our Public Shareholders that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial Business Combination, and our Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the Trust Account assets, in each case less taxes payable, if any, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure our Public Shareholders that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. As of December 31, 2025, we had access to up to approximately $30,146 from the proceeds of the Initial Public Offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure our Public Shareholders we will be able to return $10.00 per share to our Public Shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

Our Public Shareholders are entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial Business Combination within the Combination Period, (ii) in connection with a shareholder vote to amend our Amended and Restated Articles to modify (x) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (y) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity or (iii) if they redeem their respective Public Shares for cash upon the completion of our initial Business Combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed Business Combination. In no other circumstances will a Public Shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a Public Shareholder’s voting in connection with the Business Combination alone will not result in a Public Shareholder’s redeeming its Public Shares to us for an applicable pro rata share of the Trust Account. Such Public Shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Articles, like all provisions of our Amended and Restated Articles, may be amended with a shareholder vote.

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

Periodic Reporting and Financial Information

We have registered our Units, Public Shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by Withum, our independent registered public accountant. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior to the consummation of our initial Business Combination.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure our shareholders that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our Ordinary Shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to continue to take advantage of the benefits of this extended transition period.

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

We are also a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A Ordinary Shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

In addition, prior to the consummation of a Business Combination, only holders of our Class B Ordinary Shares have the right to vote on (i) the appointment or removal of directors and (ii) an amendment to continue our existence in a jurisdiction outside of the Cayman Islands. As a result, Nasdaq considers us to be a “controlled company” within the meaning of the Nasdaq Rules. Under the Nasdaq Rules, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Item 1A.  Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following are brief descriptions of material risks, uncertainties and other factors that could have a material effect on us and our operations:

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

●

we are a blank check company with no operating history and no operating revenues, and our shareholders have a limited basis on which to evaluate our ability to achieve our business objective, which is completing an initial Business Combination;

●	we may not be able to complete our initial Business Combination within the Combination Period, in which case we would liquidate and redeem our Public Shares;

●	we may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results;

●	we may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination;

●	we may issue our Ordinary Shares to our shareholders in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;

●	our Public Shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination;

●	as the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets, or such attractive targets may not be interested in consummating a Business Combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination;

●	we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of the Underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as mergers and acquisitions advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. The Underwriters are entitled to receive the Deferred Fee that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause the Underwriters to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	resources could be wasted on researching Business Combinations targets that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only the Redemption Price, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

●	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●	changes in laws or regulations (including the adoption of policies by governing administrations), or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;

●	certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval;

●	changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our Business Combination prospects;

●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss, as well as impact our ability to consummate an initial Business Combination;

●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination;

●	if we seek shareholder approval of our initial Business Combination, our Sponsor and Management Team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote. As such, under certain circumstances, we may not need any Public Shares in addition to Founder Shares to be voted in favor of our initial Business Combination to approve an initial Business Combination;

●	our Public Shareholders’ only opportunity to effect their investment decision regarding a potential Business Combination may be limited to the exercise of their right to redeem their Public Shares from us for cash;

●	the ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares and the payment of the Deferred Fee may not allow us to complete the most desirable Business Combination or optimize our capital structure, and may materially dilute Public Shareholders’ investment in us;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares could increase the probability that our initial Business Combination would be unsuccessful and that our Public Shareholders would have to wait for liquidation in order to redeem their Public Shares;

●	the requirement that we complete our initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach the end of the Combination Period, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders;

●	we may decide not to extend the Combination Period, in which case we would liquidate and redeem our Public Shares, and the Warrants would be worthless;

●	if we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors and their respective affiliates may elect to purchase Public Shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Public Shares or Public Warrants;

●	if a Public Shareholder fails to receive notice of our offer to redeem their Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering their Public Shares, such Public Shares may not be redeemed;

●	our Public Shareholders will not be entitled to protections normally afforded to shareholders of other blank check companies subject to Rule 419 of the Securities Act;

●	if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if a shareholder or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, they may lose the ability to redeem all such Public Shares in excess of 15% of our Class A Ordinary Shares;

●	because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless;

●	if the net proceeds of the Initial Public Offering and Private Placement not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or Management Team to fund our search and to complete our initial Business Combination;

●	if we are unable to consummate our initial Business Combination within the Combination Period, our Public Shareholders may be forced to wait beyond July 15, 2026 before redemption from our Trust Account;

●	we may not hold an annual general meeting until after the consummation of our initial Business Combination, which could delay the opportunity for our Public Shareholders to discuss company affairs with Management, and the holders of our Class A Ordinary Shares will not have the right to vote on the appointment or removal of directors or continuing our Company in a jurisdiction outside the Cayman Islands until after the consummation of our initial Business Combination;

●	since only holders of our Class B Ordinary Shares have the right to vote on the appointment of directors prior to the consummation of the initial Business Combination, Nasdaq considers us to be a “controlled company” within the meaning of the Nasdaq Rules and, as a result, we may qualify for exemptions from certain corporate governance requirements;

●	our Sponsor controls the appointment of our Board of Directors until consummation of our initial Business Combination and holds a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial Business Combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that our Public Shareholders do not support;

●	we may seek Business Combination opportunities in industries or sectors that may be outside of our Management’s areas of expertise;

●	although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines;

●	we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, our shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view;

●	we may issue additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. Any such issuances would dilute the interest of our shareholders and likely present other risks;

●	unlike some other similarly structured SPACs, our Sponsor, officers and directors will receive additional Class A Ordinary Shares if we issue certain shares to consummate an initial Business Combination;

●	we may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders, which may raise potential conflicts of interest;

●	we may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us;

●	we may only be able to complete one Business Combination with the proceeds of the Initial Public Offering and the Private Placement, which will cause us to be solely dependent on a single business, and which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability;

●	we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination when a substantial majority of our Public Shareholders do not agree;

●	the provisions of our Amended and Restated Articles that relate to our pre-Business Combination activity (and corresponding provisions governing the release of funds from our Trust Account) may be amended with a Special Resolution of our shareholders, which is a lower amendment threshold than that of some other SPACs. It may be easier for us, therefore, to amend the Amended and Restated Articles to facilitate the completion of an initial Business Combination that some of our Public Shareholders may not support;

●	because we must furnish our shareholders with financial statements of our Business Combination target, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses;

●	compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination;

●	there is substantial doubt about our ability to continue as a “going concern”;

●	if our initial Business Combination involves a company organized under the laws of a state of the United States (or any subdivision thereof), the Excise Tax could be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

Risks Relating to the Post-Business Combination Company

●	the share price of the post-Business Combination company may be less than the Redemption Price of our Public Shares;

●	the officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business;

●	subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause our shareholders to lose some or all of their investment;

●	our Management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business;

●	we may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company;

●	our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and Warrant holders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and/or uncertain;

Risks Relating to Acquiring or Operating a Business in Foreign Countries

●	we may not be able to complete an initial Business Combination because such initial Business Combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States, or may be ultimately prohibited;

●	if we effect our initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us;

●	we may reincorporate in, or transfer by way of continuation to, another jurisdiction, which may result in taxes imposed on our shareholders or Warrant holders;

●	we may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights;

●	we are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance;

●	if our Management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues;

●	exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished;

●	after our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate;

●	because we are incorporated under the laws of the Cayman Islands, our shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. Federal courts may be limited;

●	our Amended and Restated Articles provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees;

Risks Relating to our Management Team

●	our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination;

●	changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	we may not have sufficient funds to satisfy indemnification claims of our directors and officers;

●	past performance by our Management Team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in our Company;

●	we are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial Business Combination, could adversely affect our ability to operate;

●	our ability to successfully effect our initial Business Combination and to be successful thereafter is dependent upon the efforts of our key personnel, some of whom may not join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business;

●	the ownership interest of our Sponsor may change, and our Sponsor may divest its ownership interest in us before identifying a Business Combination, which could deprive us of key personnel and advisors;

●	our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous;

●	our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented;

●	members of our Management Team and Board of Directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial Business Combination;

●	members of our Management Team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business;

Risks Relating to our Securities and Shareholder Rights

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we will likely receive less interest on the funds held in the Trust Account than we would have had the Trust Account remained as initially invested, such that our Public Shareholders would receive less upon any redemption or liquidation of our Company than what they would have received had the investments not been liquidated;

●	our Public Shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their Public Shares;

●	if third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;

●	our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders;

●	the securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in the Trust Account such that the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;

●	if, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our Public Shareholders in connection with our liquidation may be reduced;

●	if, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a liquidator or a bankruptcy, insolvency or other court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to us or our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages;

●	an active market for our public securities may not continue, which would adversely affect the liquidity and price of our securities, and our shareholders may have limited liquidity and trading;

●	since our Sponsor, directors and officers and any other holder of our Founder Shares will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors and any other holder of our Founder Shares may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than the Redemption Price;

●	Nasdaq may delist our securities from trading on its exchange, which could limit our shareholders’ ability to make transactions in our securities and subject us to additional trading restrictions;

●	our Public Shareholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate their investment, they may be forced to sell their Public Shares or Public Warrants, potentially at a loss;

●	our Sponsor paid an aggregate of $25,000, or approximately $0.004 per Founder Share and, accordingly, our Public Shareholders experience immediate and substantial dilution from the purchase of our Class A Ordinary Shares;

●	the nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of the Public Shares upon the consummation of our initial Business Combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination, even if the Business Combination causes the trading price of our Ordinary Shares to materially decline;

●	after our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, shareholders may not be able to enforce federal securities laws or their other legal rights;

●	provisions in our Amended and Restated Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench Management;

●	whether a redemption of Public Shares will be treated as a sale of such Class A Ordinary Shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts;

●	we may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of the Public Warrants could be increased, the exercise period could be shortened and the number of Class A Ordinary Shares purchasable upon exercise of a Public Warrant could be decreased, all without shareholder approval;

●	the Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company;

●	a provision of the Warrant Agreement may make it more difficult for us to consummate an initial Business Combination;

●	our Warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our initial Business Combination;

●	because each Unit contains one-half of one Warrant and only a whole Warrant may be exercised, the Units may be worth less than units of other SPACs;

●	Warrant holders will not be permitted to exercise their Warrants unless we register and qualify the underlying Class A Ordinary Shares or certain exemptions are available;

●	holders may only be able to exercise Public Warrants on a “cashless basis” under certain circumstances, and if they do so, they will receive fewer Class A Ordinary Shares from such exercise than if they were to exercise such Public Warrants for cash;

●	holders of Class A Ordinary Shares are not entitled to vote on continuing our Company in a jurisdiction outside of the Cayman Islands;

●	the grant of registration rights to our Sponsor, Cantor and other holders of our Private Placement Warrants may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares;

●	we may be a passive foreign investment company, which could result in adverse United States federal income tax consequences to our U.S. shareholders;

●	we are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies; and

●	we may seek to extend the Combination Period, which could have a material adverse effect on the amount held in our Trust Account and other adverse effects on our Company.

For more detailed descriptions of these and other risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2024 Annual Report and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025 and June 30, 2025, as filed with the SEC on May 15, 2025 and August 14, 2025, respectively. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions and armed conflicts in the Ukraine and Russia and in the Middle East between United States, Israel and Iran and others, as well as by other events that are outside of our control.

Our ability to find a potential target business and the business of any company with which we may consummate a Business Combination could be materially and adversely affected by events that are outside of our control. For example, United States and global markets have experienced and may continue to experience volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent conflict in the Middle East and Southwest Asia between the United States, Israel and Iran and others. Recent hostilities between the United States, Israel and Iran and others have caused significant disruption in the normal flow of oil, refined petroleum products and related commodities, with consequent price rises and associated economic volatility. In response to such conflicts, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in locations related to the conflicts, including but not limited to Iran, and there have been retaliatory military responses, increasing geopolitical tensions among a number of nations.

The invasion of Ukraine by Russia and the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts and geopolitical turmoil are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, changes in consumer or producer purchasing behavior and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Similarly, other events outside of our control, including natural disasters, climate-related events and pandemic or health crises (such as the COVID-19 pandemic) may arise from time to time, and any such events may cause significant volatility and declines in the global markets and have disproportionate impacts to certain industries or sectors and disruptions to commerce (including economic activity, travel and supply chain), and may adversely affect the global economy or capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect our search for an initial Business Combination and any target business with which we may ultimately consummate an initial Business Combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time, if geopolitical tensions result in expanded military operations on a global scale or if there are disruptions in the supply of oil or other commodities.

Any such disruptions may also have the effect of heightening many of the other risks described in this Item. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial Business Combination, or the operations of a target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity or debt financing, which may be impacted by these and other events, including as a result of increased market volatility or decreased availability of third-party financing on acceptable terms or at all.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others and other in the Middle East and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Although as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Audit Committee and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2. Properties.

Our executive offices are located at 180 Grand Avenue, Suite 1530, Oakland, California 94612, and our telephone number is (510) 692-9600. The cost for our use of this space is included in the $12,500 per month fee we pay to an affiliate of our Sponsor for office space and secretarial and administrative support services, pursuant to the Administrative Services Agreement; upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

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

(b) Holders

On March 26, 2026, there was one holder of record of our Units, one holder of record of our Class A Ordinary Shares, one holder of record of our Class B Ordinary Shares, and three holders of record of our Warrants.

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

(f) Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year covered by this Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the sale of an aggregate of 6,000,000 Private Placement Warrants to the Sponsor and Cantor in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $6,000,000. Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and Cantor purchased 2,000,000 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(g) Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the fiscal year covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, as filed with the SEC on November 13, 2024. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the Registration Statement. The specific investments in our Trust Account may change from time to time.

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

(h) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on February 21, 2024 for the purpose of effecting a Business Combination. Our Sponsor is Launch One Sponsor LLC.

We are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

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

Following the closing of the Initial Public Offering and Private Placement, an amount of $230,000,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the Trustee that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until July 15, 2026 (24 months from the closing of the Initial Public Offering), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Recent Developments

On June 25, 2025, we entered into the Minovia BCA with the Minovia BCA Parties. As of January 30, 2026, we entered into the Minovia Termination Agreement with the Minovia BCA Parties, pursuant to which the Minovia BCA Parties mutually agreed to terminate the Minovia BCA in its entirety pursuant to Section 8.1(a) thereof. Concurrently with the termination of the Minovia BCA, each of the Ancillary Agreements (as defined in the Minovia BCA) were automatically terminated. As a result, the Minovia BCA and Ancillary Agreements are of no further force and effect. In addition, each party released the other parties from any and all liabilities and damages relating to the transaction documents, breaches thereunder and the proposed transactions.

The foregoing summary of the Minovia Termination Agreement is qualified in its entirety by the text of the Minovia Termination Agreement, a copy of which is attached as Exhibit 10.11 hereto and is incorporated herein by reference.

We are seeking, with our Sponsor, alternative ways to consummate an initial Business Combination.

On March 20, 2026, we entered into a Working Capital Promissory Note (the “Working Capital Note”) with the Sponsor, pursuant to which the Sponsor may loan up to $1,000,000 to us in up to three tranches in substantially the same amounts and on substantially the same terms as the loans under that certain agreement, between the Sponsor and Keystone Capital Partners, LLC (“Keystone”), as agent for the lenders party thereto (the “Lenders” and such agreement, the “Credit Agreement”), including an initial loan to us of $500,000 upon execution and two additional loans of $250,000 each (in the case of the Working Capital Note, at the Sponsor’s sole election) in the event that we (A) enter into a letter of intent, memorandum of understanding or other agreement with respect to our Business Combination or (B) call a shareholder meeting to extend our deadline to consummate our initial Business Combination, (ii) an original issue discount of 20% on each loan, such that the principal amount of each loan is 125% of the amount borrowed, (iii) annual interest of 8%, with a default interest rate of an additional 18% (for a total of 26%), to the maximum extent permitted by applicable law, (iv) a prepayment penalty of 10% (and in the case of the Working Capital Note, only to the extent with the written consent of the Sponsor), (v) a maturity date for all such loans, interest and other obligations under the Working Capital Note of the consummation of our initial Business Combination or the effective date of our winding up (or if earlier, upon an event of default), and (vi) an obligation to reimburse the Sponsor for its expenses in connection with obtaining the funds for the initial loan under the Working Capital Note (up to $25,000 to be withheld at the funding of the initial loan, which will be used to reimburse Keystone for its expenses under the Credit Agreement) and for any expenses of the Sponsor in connection with any refinancing of the debt or the enforcement of the Working Capital Note and for any reimbursement or indemnification obligations of the Sponsor under the Credit Agreement and related documents, subject in each case to a cap of $20,000 per occurrence (other than with respect to indemnification obligations), which expense reimbursement obligations will be taken out of the proceeds of any additional loans under the Working Capital Note or otherwise upon the maturity date (or earlier event of default). In light of our limited cash balance at year end, our Board of Directors and Management determined to secure additional working capital through the Working Capital Note to fund past and ongoing operational expenses.

In connection with the Working Capital Note, the Sponsor entered into the Credit Agreement, pursuant to which the Lenders agreed to provide loans to the Sponsor of up to $1,000,000 in the aggregate, to be funded in up to three tranches, consisting of an initial loan of $500,000 and two additional loans of $250,000 each (with such additional tranches subject to the consent of Keystone, not to be unreasonably withheld, delayed or conditioned), in each case subject to the terms and conditions of the Credit Agreement. In connection with the Credit Agreement, the Sponsor also entered into a Pledge Agreement (the “Pledge Agreement”) with Keystone, pursuant to which the Sponsor pledged 2,932,500 Class B Ordinary Shares (representing approximately 51% of the Founder Shares owned by the Sponsor), together with any proceeds thereof (the “Pledged Collateral”), as collateral to secure the obligations under the Credit Agreement. The loans under the Credit Agreement are non-recourse to the Sponsor, and the Lenders’ sole recourse in the event of a default is to foreclose upon such Pledged Collateral, which would remain subject to the Company’s governing documents and applicable lock-up arrangements, including the terms of the Letter Agreement. The Sponsor is required to use the proceeds of the loans under the Credit Agreement to fund loans to the Company to pay for its expenses, including transaction expenses for future deals, amounts previously owed for prior business combination efforts and for administrative expenses. The loans under the Credit Agreement mature upon the earlier of our initial Business Combination or the Company’s liquidation. The Credit Agreement includes events of default for our failure to file with the SEC by a certain agreed upon date a proxy statement to call for a shareholder meeting to extend our deadline to consummate an initial Business Combination or for our failure to enter into a definitive Business Combination agreement with a target company or business prior to a certain agreed upon date. However, the Credit Agreement and Pledge Agreement solely bind the Sponsor and do not restrict our actions.

Our Company, the Sponsor and Cantor, also entered into a waiver letter pursuant to which the restrictions on transfers contained in the Letter Agreement were waived solely to permit the pledge of the Pledged Collateral and any transfer thereof upon enforcement of the related security interest, but with the Lenders taking such Pledged Collateral subject to the terms of the Letter Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 21, 2024 (inception) through December 31, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates, such as Minovia, and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net income of $8,309,154, which consisted of interest earned on cash and marketable securities held in the Trust Account of $9,919,832 and interest earned on operating cash account of $403, partially offset by general and administrative costs of $1,611,081.

For the period from February 21, 2024 (inception) through December 31, 2024, we had a net income of $5,129,519, which consisted of interest earned on cash and marketable securities held in the Trust Account of $5,404,164 and unrealized gain on marketable securities held in the Trust Account of $125,357, offset by general and administrative costs of $400,002.

Liquidity, Capital Resources, and Going Concern

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $230,000,000 was placed in the Trust Account. We incurred $15,574,281 in transaction costs, consisting of $4,000,000 of cash underwriting fee, the Deferred Fee of $10,950,000 and $624,281 of other offering costs.

For the year ended December 31, 2025, cash used in operating activities was $820,192. Net income of $8,309,154 was affected by interest earned on cash and marketable securities held in the Trust Account of $9,919,832. Changes in operating assets and liabilities provided $790,486 of cash for operating activities.

For the period from February 21, 2024 (inception) through December 31, 2024, cash used in operating activities was $472,305. Net income of $5,129,519 was affected by interest earned on marketable securities held in the Trust Account of $5,404,164, unrealized gain on marketable securities held in Trust Account of $125,357 and payment of operation costs through the IPO Promissory Note of $50,736. Changes in operating assets and liabilities used $123,039 of cash for operating activities.

As of December 31, 2025 and December 31, 2024, we had marketable securities held in the Trust Account of $245,449,353 and $235,529,521, respectively (including $9,919,832 and $5,404,164 of interest income, respectively). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of December 31, 2025 and December 31, 2024, we had cash held outside of the Trust Account of approximately $30,146 and $850,338, respectively, and a working capital deficit of $609,961 and a working capital of $947,121, respectively. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through December 31, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $340,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2024 or the completion of our Initial Public Offering. We borrowed $307,974 under the IPO Promissory Note and $335,314 was paid to the Sponsor upon the consummation of our Initial Public Offering on July 15, 2024, including an amount of $27,340 in excess of the outstanding IPO Promissory Note balance. No additional borrowing is available under the IPO Promissory Note. The excess payment of $27,340 was due to our Company as of December 31, 2025 and 2024.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025 and 2024, we did not have any borrowings under any Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements and the notes thereto included elsewhere in this Report are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 15, 2026. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on July 11, 2024, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of the Sponsor $12,500 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the year ended December 31, 2025, we incurred $150,000 in fees for these services, of which $62,500 is included in accrued expenses in the balance sheets of the financial statements included elsewhere this Report. For the period from February 21, 2024 (inception) through December 31, 2024, we incurred and paid $70,565 in fees for these services pursuant to the Administrative Services Agreement.

Underwriting Agreement

The Underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any. On July 15, 2024, simultaneously with the closing of the Initial Public Offering, the Underwriters elected to fully exercise the Over-Allotment Option.

The Underwriters were entitled to a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Units in the Initial Public Offering, excluding any proceeds pursuant to the Over-Allotment Option). Additionally, the Underwriters are entitled to Deferred Fee of 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the Over-Allotment Option and 6.50% of the gross proceeds sold pursuant to the Over-Allotment Option, which equals $10,950,000 in the aggregate, payable upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Warrants and (iii) any private placement-equivalent warrants issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Cantor may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, Cantor may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Estimates and Standards

The preparation of the financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the financial statements and notes thereto included elsewhere in this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statement and Supplementary Data.

Reference is made to pages F-1 through F-19 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our Management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Ryan Gilbert	52	Chairman of the Board of Directors
Chris Ehrlich	56	Chief Executive Officer and Director
Jurgen van de Vyver	37	Chief Financial Officer
Brian G. Atwood	73	Director
Rodney A. Ferguson	69	Director
Risa Stack	57	Director

The experience of our directors and executive officers is as follows:

Ryan Gilbert has served as our Chairman of the Board since July 2024. He is currently the General Partner of Launchpad Capital, a financial services focused venture capital firm which he founded in 2020, and a senior advisor to Castle Creek Capital. He is currently also serving as an advisor to Launch Two Acquisition Corp. (Nasdaq: LPBB). Mr. Gilbert has over 25 years of global financial services and technology expertise as an entrepreneur, investor and advisor. His public company exits include Eventbrite and Square. Mr. Gilbert has extensive SPAC experience as a Board member, executive and Sponsor investor. He was previously President, Chief Executive and Director of FTAC Olympus Acquisition Corp. which merged with Payoneer Inc. (Nasdaq: PAYO). He was an advisor to the Sponsor of Phoenix Biotech Acquisition Corp. which successfully merged with CERo Therapeutics (Nasdaq: CERO), Newcourt Acquisition Corp. which merged with Psyence Biomedical (Nasdaq: PBM) and Locust Walk Acquisition Corp which merged with eFFECTOR Therapeutics, Inc. (Nasdaq: EFTR). From 2016 to 2021, Mr. Gilbert was a founding General Partner of Propel Venture Partners Fund 1, a venture capital fund backed by BBVA Group, and currently serves on the board of directors of Guideline, Inc. As entrepreneur-in-residence at venture capital firm Venrock, Mr. Gilbert co-founded BillFloat Inc. (dba SmartBiz Loans), a small business lending marketplace, and served as the chief executive officer from 2009 to 2016, and executive chairman from 2016 to 2022. Since 2008, Mr. Gilbert has been an independent director of River City Bank, a community bank based in Sacramento, CA. He co-founded and served as Chief Executive Officer of real estate payments company PropertyBridge from 2003 to 2007 when it was acquired by MoneyGram International. Mr. Gilbert graduated from the University of the Witwatersrand in Johannesburg, South Africa, and is an inactive member of the State Bar of California. He is well-qualified to serve as a director due to his extensive investment, industry and operational experience.

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

Jurgen van de Vyver has served as our Chief Financial Officer since inception. He has been with Launchpad Capital since May 2021, where he, as a Partner, co-leads early-stage fintech investments and manages the firm’s finance and business operations. He is currently also serving as Chief Financial Officer of Launch Two Acquisition Corp. (Nasdaq: LPBB), Wen Acquisition Corp (Nasdaq: WENN), and Launchpad Cadenza Acquisition Corp I (Nasdaq: LPCV) He served as the Chief Financial Officer of Newcourt Acquisition Corp (Nasdaq: NCAC) from June 2023 until January 2024, overseeing NCAC’s merger with Psyence Biomedical (Nasdaq: PBM). Mr. van de Vyver was the head of finance and operations at Propel Venture Partners, a venture capital fund backed by BBVA Group, from 2017 to 2021. Mr. van de Vyver also served as a consultant from 2015 to 2017 for CrossCountry Consulting, where his clients included Lending Club (NYSE: LC), Danaher (NYSE: DHR) and Marriott Vacations Worldwide Corp (NYSE: VAC). Mr. van de Vyver is a Chartered Accountant (SA) and obtained his bachelor’s in accounting from Stellenbosch University, South Africa in 2010 and his Honors degree in Accounting in 2011 from Stellenbosch University.

Brian G. Atwood has served as one of our directors since July 2024. Mr. Atwood served as Chief Executive Officer of CERo Therapeutics Holdings from February to October 2024, and is currently a member of the Board of Directors of CERo. . Mr. Atwood serves as a Managing Director for Versant Ventures, a healthcare-focused venture capital firm that he co-founded in 1999, but ceased actively participating as an investor principal in 2014. In 2015, Mr. Atwood co-founded Cell Design Labs, Inc., a biotechnology company focused on developing human cell engineering technology for the treatment of multiple diseases, including cancer, where he served as President and Chief Executive Officer until 2018, when it was acquired by Gilead Sciences. Mr. Atwood served on the board of directors of Atreca, Inc. (Nasdaq: BCEL), where he was Chairman. He also served on the board of directors of Immune Design Corp. from 2008 until 2016, Veracyte, Inc., as its Chairman from its founding in 2008 until 2016, OpGen Inc., from 2007 until 2017, Five Prime Therapeutics, as its Chairman from 2002 until 2016, Cadence Pharmaceuticals, Inc. from 2006 until its acquisition in 2014, Helicos Biosciences from 2003 until 2011, Pharmion Corporation from 2000 until its acquisition in 2008, Trius Therapeutics, Inc. from 2007 until its acquisition in 2013 and Locust Walk Acquisition Corporation as its Chairman from January 2021 until the consummation of its business combination in August 2021, in addition to several other public and private companies during his career in the biotechnology industry. Mr. Atwood holds a B.S. in Biological Sciences from the University of California, Irvine, a M.S. in Ecology from the University of California, Davis, and a M.B.A. from Harvard Business School. He is well-qualified to serve as a director because of his experience in the biotechnology industry, his years of business and leadership experience and his financial sophistication and expertise.

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

Risa Stack, Ph.D. has served as one of our directors since July 2024. From May 2022 to March 2025, Dr. Stack was a Partner at The Production Board, a company investing in technology businesses across life sciences, agriculture, and software. Previously, Dr. Stack was a Venture Partner at RA Capital, a private equity company focused on healthcare and biotechnologies, from September 2020 to March 2022. Dr. Stack was a founder and served as Chairperson of Menlo Microsystems, Inc., and was a General Manager at General Electric from January 2013 to September 2018. Dr. Stack was a Partner at Kleiner Perkins from June 2003 to December 2012. Prior to joining Kleiner Perkins, she was a Principal at JP Morgan Partners from September 1996 to May 2003. Dr. Stack Dr. Stack served on the boards of Trius Pharmaceuticals, (NASDAQ:TRUS) from March 2008 to June 2013, Metagenomi (NASDAQ MGX) from April 2022 to February 2024, and Corthera, Inc., a biotechnology company (acquired by Novartis AG in 2009) from 2007 to 2009, in addition to many other private biotechnology companies. Dr. Stack received her B.S. in genetics and development from the University of Illinois and her Ph.D. in immunology from the University of Chicago. Dr. Stack was a member of the second class of Kauffman Fellows. She is well-qualified to serve as a director because of her extensive investment experience, knowledge of financial markets and expertise in personalized medicine, therapeutics and platform technology companies.

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

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer has been involved in the last ten years that are material to an evaluation of the ability or integrity of any director or officer.

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq.

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

Prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares are entitled to vote on the appointment and removal of directors or continuing our Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Our Public Shareholders are not entitled to vote on such matters during such time. These provisions of our Amended and Restated Articles relating to these rights of holders of Class B Ordinary Shares may be amended by a Special Resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint officers as it deems appropriate pursuant to our Amended and Restated Articles.

Committees of the Board of Directors

Our Board of Directors has two standing committees: the Audit Committee and the Compensation Committee.

Audit Committee

We have established the Audit Committee of the Board of Directors. Ms. Stack and Messrs. Atwood and Ferguson serve as the members of our Audit Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent. Ms. Stack and Messrs. Atwood and Ferguson are each independent.

Ms. Stack serves as the chairwoman of the Audit Committee. Each member of the Audit Committee is financially literate, and our Board of Directors has determined that Ms. Stack qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an Audit Committee charter, which details the principal functions of the Audit Committee, including:

●	assisting board oversight of (1) the integrity of our financial statement, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statement and quarterly financial statement with Management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statement or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities;

●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule; and

●	implementing and overseeing our cybersecurity and information security policies, and periodically review the policies and managing potential cybersecurity incidents.

Compensation Committee

We have established the Compensation Committee of our Board of Directors. The members of our Compensation Committee are Ms. Stack and Messrs. Atwood and Ferguson. Mr. Ferguson serves as chair of the Compensation Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have a Compensation Committee of at least two members, all of whom must be independent. Ms. Stack and Messrs. Atwood and Ferguson are each independent.

We have adopted a Compensation Committee charter, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting Management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change and perform any other tasks required of it by the Clawback Policy, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule.

The Compensation Committee charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we would form a corporate governance and nominating committee as and when required to do so by law or the Nasdaq Rules. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by our Board of Directors. Our Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Ms. Stack and Messrs. Atwood and Ferguson. In accordance with Rule 5605(e)(1)(A) of the Nasdaq Rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board of Directors also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our Board of Directors should follow the procedures set forth in our Amended and Restated Articles.

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

Code of Ethics

We have adopted the Code of Ethics. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules or the Nasdaq Rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

The foregoing description of the Code of Ethics does not purport to be complete and is qualified in its entirety by the terms and conditions of the Code of Ethics, a copy of which is attached hereto as Exhibit 14.

Trading Policies

On July 11, 2024, we adopted the Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq Rules.

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.

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

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, including the following payments, all of which, if made prior to the completion of our initial Business Combination, are paid from funds held outside the Trust Account:

●	Repayment of up to an aggregate of $340,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses pursuant to the IPO Promissory Note;

●	Reimbursement for office space, utilities and secretarial and administrative support made available to us by an affiliate of our Sponsor, in an amount equal to $12,500 per month, pursuant to the Administrative Services Agreement;

●	Payment of consulting, success or finder fees to our independent directors, advisors, or their respective affiliates in connection with the consummation of our initial Business Combination;

●	We may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial Business Combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial Business Combination; and

●	Repayment of any Working Capital Loans that may be made by our Sponsor, or an affiliate of our Sponsor, or certain of our officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

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

We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our Management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our Management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Compensation Recovery and Clawback Policy

On July 11, 2024, our Board of Directors approved the adoption of the Clawback Policy in order to comply with the SEC Clawback Rule, and the Nasdaq Rules, as set forth in Nasdaq Listing Rule 5608, a copy of which is attached hereto as Exhibit 97. At no time during the fiscal year covered by this Report were we required to prepare an accounting restatement that required recovery of an erroneously awarded compensation pursuant to the Clawback Policy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 26, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 28,750,000 shares of our Ordinary Shares, consisting of (i) 23,000,000 Class A Ordinary Shares and (ii) 5,750,000 Class B Ordinary Shares, issued and outstanding as of March 27, 2026. On all matters to be voted upon, except for (i) the appointment and removal of directors of the Board and (ii) continuing our Company in a jurisdiction outside the Cayman Islands, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as such Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate Percentage of
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Total Outstanding Ordinary Shares
Launch One Sponsor LLC (2)(3)	—	—	5,750,000	100.00%	20.00%
Ryan Gilbert (3)	—	—	5,750,000	100.00%	20.00%
Chris Ehrlich (3)	—	—	—	—	—
Jurgen van de Vyver (3)	—	—	—	—	—
Brian Atwood (3)	—	—	—	—	—
Rodney A. Ferguson (3)	—	—	—	—	—
Risa Stack (3)	—	—	—	—	—
All executive officers, and directors as a group (6 individuals) (2)(3)	—	—	5,750,000	100.00%	20.00%

Other 5% Shareholders
LMR Parties (4)	1,980,000	8.61%	—	—	6.89%
Magnetar Parties (5)	1,960,200	8.52%	—	—	6.82%
First Trust Parties (6)	1,866,241	8.11%	—	—	6.50%
Picton Mahoney Asset Management (7)	1,669,756	7.26%	—	—	5.81%
AQR Parties (8)	1,575,742	6.85%	—	—	5.48%
MMCAP Parties (9))	1,480,000	6.43%	—	—	5.15%
Mizuho Financial Group, Inc. (10)	1,429,255	6.21%	—	—	4.97%
Berkley Parties (11)	1,423,290	6.19%	—	—	4.95%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Launch One Acquisition Corp., 180 Grand Avenue, Suite 1530, Oakland, California 94612.

(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such shares will (unless otherwise provided in our initial Business Combination agreement) automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination, and may be converted at any time prior to our initial Business Combination, at the option of the holder, on a one-for-one basis, subject to adjustment.

(3)	Launch One Sponsor LLC, our Sponsor, is the record holder of such Class B Ordinary Shares. Ryan Gilbert is the sole managing member of Launch One Sponsor LLC and holds voting and investment discretion with respect to the Ordinary Shares held of record by the Sponsor. Mr. Gilbert disclaims any beneficial ownership of the securities held by the Sponsor, other than to the extent of any pecuniary interest he may have therein, directly or indirectly. All of our officers and directors and our advisor are members of our Sponsor. Each such person disclaims any beneficial ownership of the reported Ordinary Shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	According to a Schedule 13G filed with the SEC on November 14, 2024 by (i) LMR Partners LLP, a United Kingdom limited liability partnership (“LMR”), (ii) LMR Partners Limited, a Hong Kong corporation (“LMR Limited”), (iii) LMR Partners LLC, a Delaware limited liability company (“LMR LLC”), (iv) LMR Partners AG, a Swiss corporation (“LMR AG”), (v) LMR Partners (DIFC) Limited, an United Arab Emirates corporation (“LMR DIFC”), (vi) LMR Partners (Ireland) Limited, a limited company incorporated in Ireland (“LMR Ireland”, collectively with LMR, LMR Limited, LMR LLC, LMR AG and LMR DIFC, the “LMR Investment Managers”), (vii) Ben Levine, a citizen of the United Kingdom (“Mr. Levine”), and (viii) Stefan Renold, a citizen of Switzerland (“Mr. Renold”, collectively with the LMR Investment Managers and Mr. Levine, the “LMR Parties”). The LMR Investment Managers serve as the investment managers to certain funds with respect to the Public Shares held by certain funds. Messrs. Levine and Renold are ultimately in control of the investment and voting decisions of the LMR Investment Managers with respect to the securities held by certain funds. The principal business address of each of the LMR Parties is c/o LMR Partners LLP, 9th Floor, Devonshire House, 1 Mayfair Place, London, W1J 8AJ, United Kingdom.

(5)	According to a Schedule 13G filed with the SEC on November 6, 2024 by (i) Magnetar Financial LLC, a Delaware limited liability company (“Magnetar Financial”), (ii) Magnetar Capital Partners LP, a Delaware limited partnership (“Magnetar Capital Partners”), (iii) Supernova Management LLC, a Delaware limited liability company (“Supernova Management”), and (iv) David J. Snyderman, a citizen of the United States (“Mr. Snyderman”, collectively with Magnetar Financial, Magnetar Capital Partners and Supernova Management, the “Magnetar Parties”), in connection with Public Shares held for the following funds (collectively, the “Magnetar Funds”) (a) Magnetar Constellation Master Fund, Ltd, Magnetar Xing He Master Fund Ltd, Magnetar SC Fund Ltd, Purpose Alternative Credit Fund Ltd, all Cayman Islands exempted companies and (b) Magnetar Structured Credit Fund, LP, a Delaware limited partnership and Magnetar Alpha Star Fund LLC, Magnetar Lake Credit Fund LLC, Purpose Alternative Credit Fund - T LLC, all Delaware limited liability companies. Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Public Shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman. The principal business address of each of the Magnetar Parties is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201

(6)	According to a Schedule 13G filed with the SEC on November 14, 2024 by (i) First Trust Capital Management L.P. (“FTCM”), (ii) First Trust Capital Solutions L.P. (“FTCS”) and (iii) FTCS Sub GP LLC (“Sub GP” and collectively with FTCM and FTCS, the “First Trust Parties”). FTCM is an investment adviser registered with the SEC that provides investment advisory services to, among others, (x) series of Investment Managers Series Trust II, an investment company registered under the Investment Company, specifically First Trust Multi-Strategy Fund and First Trust Merger Arbitrage Fund, (y) First Trust Alternative Opportunities Fund, an investment company registered under the Investment Company Act, and (z) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts”). FTCS is a Delaware limited partnership and control person of FTCM. Sub GP is a Delaware limited liability company and control person of FTCM. As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including the Public Shares) as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of any Public Shares held in the Client Accounts. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of the Ordinary Shares reported in the Schedule 13G. No one individual controls FTCS or Sub GP. FTCS and Sub GP do not own any Public Shares for their own accounts. The principal business address of each of the First Trust Parties is 225 W. Wacker Drive, 21st Floor, Chicago, Illinous 60606.

(7)	According to a Schedule 13G filed with the SEC on October 17, 2024, by Picton Mahoney Asset Management, a company incorporated under the laws of Ontario, Canada (“Picton”). The principal business address of Picton is 33 Yonge Street, #320, Toronto, ON M5E 1G4.

(8)	According to a Schedule 13G filed with the SEC on November 14, 2024 by (i) AQR Capital Management, LLC, a Delaware limited liability company (“AQR”), (ii) AQR Capital Management Holdings, LLC, a Delaware limited liability company (“AQR Holdings”), (iii) AQR Arbitrage, LLC, a Delaware limited liability company (collectively, with AQR and AQR Holdings, the “AQR Parties”). The principal business address of each of the AQR Parties is One Greenwich Plaza, Suite 130, Greenwich, Connecticut 06830.

(9)	According to a Schedule 13G/A filed with the SEC on February 13, 2026, by (i) MMCAP International Inc. SPC, a Cayman Islands company (“MMCAP International”) and (ii) MM Asset Management Inc., a company incorporated under the laws of Ontario, Canada (“MM Asset Management”, and together with MMCAO International, the “MMCAP Parties”). The principal business address of MMCAP International is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands. The principal business address of MM Asset Management is 161 Bay Street, TD Canada Trust Tower Suite 2240, Toronto, ON Canada M5J 2S1.

(10)	According to a Schedule 13G filed with the SEC on February 12, 2026, by Mizuho Financial Group, Inc. (“Mizuho”). Mizuho., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of Public Shares directly held by Mizuho Securities USA LLC, which is their wholly-owned subsidiary. The principal business address of Mizuho is 1 1-5-5, Otemachi, Chiyoda-ku, Tokyo, 100-8176, Japan.

(11)	According to a Schedule 13G filed with the SEC on February 10, 2026, by (i) W. R. Berkley Corporation, a Delaware corporation (“W.R. Berkley”) and (ii) Berkley Insurance Company, a Delaware company (“BIC” and together with W.R. Berkley, the “Berkley Parties”). The principal business address of the Berkley Parties is 475 Steamboat Road Greenwich, Connecticut 06830.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On February 21, 2024, our Sponsor paid $25,000 to cover certain expenses on our behalf in consideration of 5,750,00 Founder Shares. The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 23,000,000 Units if the Over-Allotment Option was exercised in full, and therefore that such Founder Shares would represent approximately 20% of the outstanding Ordinary Shares after the Initial Public Offering (not including the Class A Ordinary Shares underlying the Private Placement Warrants). Of the 5,750,000 Class B Ordinary Shares outstanding, up to 750,000 shares were subject to forfeiture to the extent that the Over-Allotment Option was not exercised in full or in part. On July 15, 2024, the Underwriters exercised the Over-Allotment Option in full, so those 750,000 Class B Ordinary Shares are no longer subject to forfeiture.

Pursuant to the Private Placement Warrants Purchase Agreements, our Sponsor and Cantor purchased an aggregate of 6,000,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,000,000 in the Private Placement. Each Private Placement Warrant entitles the holder thereof to purchase one Class A Ordinary Share at $11.50 per share. Of those 6,000,000 Private Placement Warrants, our Sponsor purchased 4,000,000 Private Placement Warrants, and Cantor purchased 2,000,000 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, subject to certain limited exceptions as described in the IPO Registration Statement. If we do not complete our initial Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are subject to the transfer restrictions set forth in the Private Placement Warrants Purchase Agreements.

Commencing on July 11, 2024, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of the Sponsor $12,500 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the year ended December 31, 2025, the Company incurred $150,000 in fees for these services, of which $62,500 is included in accrued expenses in the balance sheets of the financial statements included elsewhere this Report. For the period from February 21, 2024 (inception) through December 31, 2024, the Company incurred and paid $70,565 in fees for these services pursuant to the Administrative Services Agreement.

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

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $340,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2024 or the completion of our Initial Public Offering. We borrowed $307,974 under the IPO Promissory Note and $335,314 was paid to the Sponsor upon the consummation of our Initial Public Offering on July 15, 2024, including an amount of $27,340 in excess of the outstanding IPO Promissory Note balance. No additional borrowing is available under the IPO Promissory Note. The excess payment of $27,340 was due to our Company as of December 31, 2025 and 2024.

In addition, to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025 and 2024, we did not have any borrowings under any Working Capital Loans.

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

We have entered into the Registration Rights Agreement, with respect to the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of any Working Capital Loans (and any underlying securities issued thereunder). Pursuant to the Registration Rights Agreement, holders of such securities have registration rights to require us to register a sale of any of its securities held by them. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. Notwithstanding anything to the contrary, Cantor may only make a demand on one occasion and only during the five-year period beginning on the date the sales for the Initial Public Offering commenced. In addition, Cantor may participate in a “piggyback” registration only during the seven-year period beginning on the date the sales for the Initial Public Offering commenced. We will bear the expenses incurred in connection with the filing of any such registration statements.

Our Sponsor, directors and officers have also entered into the Letter Agreement, with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if our Sponsor, directors and officers acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of then outstanding Public Shares.

Director Independence

Nasdaq Rules require that a majority of our Board of Directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our Board of Directors has determined that each of Ms. Stack and Messrs. Atwood and Ferguson are “independent directors” as defined in the Nasdaq Rules and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of the aggregate fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the (i) audit of our annual financial statements and (ii) review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2025 and the period from February 21, 2024 (inception) through December 31, 2024 totaled approximately $116,895 and $128,440, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of the aggregate fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for any audit-related fees for the year ended December 31, 2025 and the period from February 21, 2024 (inception) through December 31, 2024.

Tax Fees

Tax fees consist of the aggregate fees billed for professional services relating to tax compliance, tax planning and tax advice.  During the year ended December 31, 2025 and for the period from February 21, 2024 (Inception) through December 31, 2024, we paid Withum approximately $5,250 and $4,160 for the services Withum performed in connection with any tax-related services.

All Other Fees

All other fees consist of the aggregate fees billed for all other services.  We did not pay Withum for any other services for the year ended December 31, 2025 and the period from February 21, 2024 (inception) through December 31, 2024.

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

Item 16. Form 10-K Summary.

Omitted at our Company’s option.

LAUNCH ONE ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-2
Financial Statements:
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the period from February 21, 2024 (Inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the period from February 21, 2024 (Inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from February 21, 2024 (Inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7 to F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Launch One Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Launch One Acquisition Corp. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2025 and for the period from February 21, 2024 (Inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for period from February 21, 2024 (Inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by July 15, 2026, unless extended, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2024.

New York, New York

March 27, 2026

PCAOB ID Number 100

LAUNCH ONE ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS
Current assets
Cash	$30,146	$850,338
Other receivable	1,250	1,250
Due from Sponsor	27,340	27,340
Short-term prepaid insurance	53,596	103,180
Prepaid expenses	68,844	74,193
Total current assets	181,176	1,056,301

Long-term prepaid insurance	—	53,596
Cash and marketable securities held in Trust Account	245,449,353	235,529,521
TOTAL ASSETS	$245,630,529	$236,639,418

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$791,137	$109,180
Total current liabilities	791,137	109,180

Deferred Fee payable	10,950,000	10,950,000
Total Liabilities	11,741,137	11,059,180

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, 23,000,000 shares at redemption value of approximately $10.67 and $10.24 per share as of December 31, 2025 and 2024, respectively	245,449,353	235,529,521

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption) as of December 31, 2025 and 2024	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding as of December 31, 2025 and 2024	575	575
Additional paid-in capital	—	—
Accumulated deficit	(11,560,536)	(9,949,858)
Total Shareholders’ Deficit	(11,559,961)	(9,949,283)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$245,630,529	$236,639,418

The accompanying notes are an integral part of these financial statements.

LAUNCH ONE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Period from February 21, 2024 (Inception) Through December 31, 2024
General and administrative expenses	$1,611,081	$400,002
Loss from operations	(1,611,081)	(400,002)

Other income:
Interest earned on cash and marketable securities held in Trust Account	9,919,832	5,404,164
Interest earned on operating cash account	403	—
Unrealized gain on marketable securities held in Trust Account	—	125,357
Total other income	9,920,235	5,529,521

Net income	$8,309,154	$5,129,519

Basic and diluted weighted average shares outstanding of redeemable Class A Ordinary Shares	23,000,000	12,378,981
Basic and diluted net income per share, redeemable Class A Ordinary Shares	$0.29	$0.29
Basic and diluted weighted average shares outstanding, non-redeemable Class B Ordinary Shares	5,750,000	5,292,197
Basic and diluted net income per share, non-redeemable Class B Ordinary Shares	$0.29	$0.29

The accompanying notes are an integral part of these financial statements.

LAUNCH ONE ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND

FOR THE PERIOD FROM FEBRUARY 21, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — February 21, 2024 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary Shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	(6,759,099)	(15,079,377)	(21,838,476)
Sale of Private Placement Warrants	—	—	—	—	6,000,000	—	6,000,000
Fair value of Public Warrants at issuance	—	—	—	—	805,000	—	805,000
Allocated value of transaction costs	—	—	—	—	(70,326)	—	(70,326)
Net income	—	—	—	—	—	5,129,519	5,129,519
Balance – December 31, 2024	—	—	5,750,000	575	—	(9,949,858)	(9,949,283)
Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	—	(9,919,832)	(9,919,832)
Net income	—	—	—	—	—	8,309,154	8,309,154
Balance – December 31, 2025	—	$—	5,750,000	$575	$—	$(11,560,536)	$(11,559,961)

The accompanying notes are an integral part of these financial statements.

LAUNCH ONE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from February 21, 2024 (Inception) Through December 31,
	2025	2024

Cash Flows from Operating Activities:
Net income	$8,309,154	$5,129,519
Adjustments to reconcile net income to net cash used in operating activities:
Payment of expense through IPO Promissory Note – related party	—	50,736
Interest earned on cash and marketable securities held in Trust Account	(9,919,832)	(5,404,164)
Unrealized gain on marketable securities held in Trust Account	—	(125,357)
Changes in operating assets and liabilities:
Prepaid expenses	5,349	(74,193)
Other receivable	—	(1,250)
Short-term prepaid insurance	49,584	(103,180)
Long-term prepaid insurance	53,596	(53,596)
Accrued expenses	681,957	109,180
Net cash used in operating activities	(820,192)	(472,305)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	226,000,000
Proceeds from sale of Private Placements Warrants	—	6,000,000
Due from Sponsor	—	(27,340)
Repayment of IPO Promissory Note - related party	—	(307,973)
Payment of offering costs	—	(342,044)
Net cash provided by financing activities	—	231,322,643

Net Change in Cash	(820,192)	850,338
Cash – Beginning of period	850,338	—
Cash – End of period	$30,146	$850,338

Noncash investing and financing activities:
Deferred fee payable	$—	$10,950,000
Deferred offering costs paid through IPO Promissory Note - related party	$—	$257,237
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000

The accompanying notes are an integral part of this financial statement.

LAUNCH ONE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not commenced any operations. All activities for the period from February 21, 2024 (inception) through December 31, 2025 relate to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company and negotiating the terms of and consummating a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering, on July 15, 2024, an amount of $230,000,000 from the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”) located in the United States, with Continental Stock Transfer & Trust Company (“Continental”), acting as trustee. The funds in the Trust Account may be invested in U.S. Department of the Treasury (“Treasury”) obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct Treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on Management’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by July 15, 2026, or by such earlier liquidation date as the Company’s board of directors (the “Board”) may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (1)  the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations of applicable law and the Amended and Restated Articles. As of December 31, 2025, the amount of the Trust Account was $10.67 per Public Share.

The Ordinary Shares (as defined in Note 5) subject to redemption were recorded at a redemption value and classified as temporary equity subsequent to the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company has only the duration of the Combination Period to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Combination Period, the Company will cease all operations except for the purpose of winding up and as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

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

Liquidity, Capital Resources, and Going Concern

As of December 31, 2025, the Company had $30,146 in its operating bank account and working capital deficit of $609,961. The Company intends to continue to use the funds held outside the Trust Account primarily to complete the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Going Concern,” as of December 31, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently July 15, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition, the date of mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $30,146 and $850,338 in cash and no cash equivalents as of December 31, 2025 and 2024, respectively.

Cash and Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of cash and Treasury bills, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in Treasury bills and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of Treasury bills, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in unrealized gain on marketable securities held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At December 31, 2025, the assets held in the Trust Account of $245,449,353 were held in money market funds. At December 31, 2024, substantially all of the assets held in the Trust Account of $235,529,521 were held in Treasury bills.

For the year ended December 31, 2025 and for the period from February 21, 2024 (inception) through December 31, 2024, the Company recorded $9,919,832 and $5,404,164 of interest earned on cash and marketable securities held in Trust Account, respectively, in the accompanying statements of operations. For the year ended December 31, 2025 and for the period from February 21, 2024 (inception) through December 31, 2024, the Company did not withdraw any interest earned on the Trust Account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to its short-term nature.

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

Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs - SEC Materials,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Warrants were charged to shareholders’ deficit as the Warrants were accounted for under equity treatment based on the equity classification of the underlying financial instruments, after Management’s evaluation.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounted for the 11,500,000 Public Warrants issued in connection with the Initial Public Offering and the 6,000,000 Private Placement Warrants sold in the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the Warrants described above were not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815. There were 17,500,000 Warrants outstanding, including 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants as of December 31, 2025 and 2024.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Class A Ordinary Shares is excluded from income per ordinary share as the redemption value approximates fair value.

The calculation of diluted net income does not consider the effect of the Public Warrants (including the full exercise of the Over-Allotment Option) and the Private Placement Warrants to purchase an aggregate of 6,000,000 Class A Ordinary Shares in the calculation of diluted income per Ordinary Share, because in the calculation of diluted income per Ordinary Share, their exercise is contingent upon future events. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the year ended December 31, 2025 and for the period from February 21, 2024 (inception) through December 31, 2024. All accretions associated with the redeemable Class A Ordinary Shares are excluded from earnings per Ordinary Share as the redemption value approximates fair value.

	For the Year Ended December 31, 2025		For the Period from February 21, 2024 (Inception) Through December 31, 2024
	Class A	Class B	Class A	Class B
Basic and diluted net income per Ordinary Share
Numerator:
Allocation of net income	$6,647,323	$1,661,831	$3,593,321	$1,536,198
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	23,000,000	5,750,000	12,378,981	5,292,197
Basic and diluted net income per Ordinary Share	$0.29	$0.29	$0.29	$0.29

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. At the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at December 31, 2025 and 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheets. At December 31, 2025 and 2024, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(805,000)
Class A Ordinary Shares issuance costs	(15,503,955)
Plus:
Accretion of carrying value to redemption value	21,838,476
Class A Ordinary Shares subject to possible redemption, December 31, 2024	235,529,521
Plus:
Accretion of carrying value to redemption value	9,919,832
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$245,449,353

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $340,000, to be used for a portion of the expenses of the Initial Public Offering pursuant to an unsecured promissory note (as amended, the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2024, or the closing of the Initial Public Offering. Since inception through the Initial Public Offering, the Company had borrowed $307,974 under the IPO Promissory Note. The Company repaid $335,314 on July 15, 2024. The Company had no borrowings under the IPO Promissory Note as of December 31, 2025 and 2024, and the IPO Promissory Note is no longer available to be drawn upon.

Due from Sponsor

The Company paid the Sponsor an amount $27,340 in excess of the outstanding IPO Promissory Note balance at the closing of the Initial Public Offering. The excess payment of $27,340 is due to the Company as of December 31, 2025 and 2024.

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on July 11, 2024, through the earlier of consummation of the initial Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor $12,500 per month for office space, utilities and secretarial and administrative support services provided to members of Management. For the year ended December 31, 2025, the Company incurred $150,000 in fees for these services, of which $62,500 is included in accrued expenses in the accompanying balance sheets. For the period from February 21, 2024 (inception) through December 31, 2024, the Company incurred and paid $70,565 in fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of December 31, 2025 and 2024, no such Working Capital Loans were outstanding.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the Unites States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of December 31, 2025 and 2024, there were no Class A Ordinary Shares issued or outstanding, excluding 23,000,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of December 31, 2025 and 2024, there were 5,750,000 Class B Ordinary Shares issued and outstanding.

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

Warrants

As of December 31, 2025 and 2024, there were 17,500,000 Warrants outstanding, including 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Level 1 assets include investments in money market funds that invest solely in Treasury bills. At December 31, 2025, assets held in the Trust Account were comprised of $927 in cash and $245,448,426 in a money market fund, which was invested primarily in Treasury bills. During the year ended December 31, 2025, the Company did not withdraw any interest income from the Trust Account.

As of December 31, 2024, assets held in the Trust Account were comprised of $786 in cash and $235,528,735 invested in Treasury bills.

NOTE 9 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the statements of operations as net income. The measure of segment assets is reported on the accompanying balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	December 31, 2025	December 31, 2024
Cash and marketable securities held in Trust Account	$245,449,353	$235,529,521
Cash	$30,146	$850,338

	For the Year Ended December 31, 2025	For the Period from February 21, 2024 (Inception) Through December 31, 2024
General and administrative expenses	$1,611,081	$400,002
Interest earned on cash and marketable securities held in Trust Account	$9,919,832	$5,404,164

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated July 11, 2024, by and between the Company and Continental.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the accompanying statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the accompanying statements of operations and described within their respective disclosures. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying balance sheets date up to the date that the accompanying financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying financial statements.

As previously disclosed, on June 25, 2025, the Company entered into a Business Combination Agreement (as amended, the “Minovia BCA”) with (i) the Sponsor, in the capacity as the representative from and after the effective time of the SPAC Merger (as defined in the Minovia BCA) for the shareholders of the Company and Pubco (as defined below) (other than the shareholders of Minovia (as defined below) as of immediately prior to the effective time of the Minovia Merger (as defined in the Minovia BCA) and their successors and assigns) in accordance with the terms and conditions of the Minovia BCA (the “SPAC Representative”), (ii) Minovia Therapeutics Ltd., an Israeli company limited by shares (together with its successors, “Minovia”), (iii) Natalie Yivgi-Ohana, in the capacity as the representative from and after the effective time of the Minovia Merger for the Minovia shareholders as of immediately prior to the effective time of the Minovia Merger (and their successors and assigns) (the “Seller Representative”), (iv) Mito US One Ltd., an Israeli company limited by shares (together with its successors, “Pubco”) (v) Mito Sub Israel Ltd., an Israeli company limited by shares and a wholly owned subsidiary of Pubco (“Minovia Merger Sub”, together with the SPAC Representative, Minovia, Seller Representative and Pubco, the “Minovia BCA Parties”)) and (vi) a to be-formed Cayman Islands exempted company that, upon execution and delivery of a joinder to the Minovia BCA, will be a party to the Minovia BCA (“SPAC Merger Sub”).

As of January 30, 2026, the Company entered into the Minovia Termination Agreement with the Minovia BCA Parties, pursuant to which the Minovia BCA Parties mutually agreed to terminate the Minovia BCA in its entirety pursuant to Section 8.1(a) thereof. Concurrently with the termination of the Minovia BCA, each of the Ancillary Agreements (as defined in the Minovia BCA) were automatically terminated. As a result, the Minovia BCA and Ancillary Agreements are of no further force and effect. In addition, each party released the other parties from any and all liabilities and damages relating to the transaction documents, breaches thereunder and the proposed transactions. The Company is seeking, with the Sponsor, alternative ways to consummate an initial Business Combination.

On March 20, 2026, the Company entered into a Working Capital Promissory Note (the “Working Capital Note”) with the Sponsor, pursuant to which the Sponsor may loan up to $1,000,000 to the Company in up to three tranches in substantially the same amounts and on substantially the same terms as the loans under that certain agreement, between the Sponsor and Keystone Capital Partners, LLC (“Keystone”), as agent for the lenders party thereto (the “Lenders” and such agreement, the “Credit Agreement”), including an initial loan to the Company of $500,000 upon execution and two additional loans of $250,000 each (in the case of the Working Capital Note, at the Sponsor’s sole election) in the event that the Company (A) enters into a letter of intent, memorandum of understanding or other agreement with respect to the Company’s initial Business Combination or (B) calls a shareholder meeting to extend its deadline to consummate its initial Business Combination, (ii) an original issue discount of 20% on each loan, such that the principal amount of each loan is 125% of the amount borrowed, (iii) annual interest of 8%, with a default interest rate of an additional 18% (for a total of 26%), to the maximum extent permitted by applicable law, (iv) a prepayment penalty of 10% (and in the case of the Working Capital Note, only to the extent with the written consent of the Sponsor), (v) a maturity date for all such loans, interest and other obligations under the Working Capital Note of the consummation of the Company’s initial Business Combination or the effective date of the winding up of the Company (or if earlier, upon an event of default), and (vi) an obligation to reimburse the Sponsor for its expenses in connection with obtaining the funds for the initial loan under the Working Capital Note (up to $25,000 to be withheld at the funding of the initial loan, which will be used to reimburse Keystone for its expenses under the Credit Agreement) and for any expenses of the Sponsor in connection with any refinancing of the debt or the enforcement of the Working Capital Note and for any reimbursement or indemnification obligations of the Sponsor under the Credit Agreement and related documents, subject in each case to a cap of $20,000 per occurrence (other than with respect to indemnification obligations), which expense reimbursement obligations will be taken out of the proceeds of any additional loans under the Working Capital Note or otherwise upon the maturity date (or earlier event of default). In light of the Company’s limited cash balance at year end, the Board and Management determined to secure additional working capital through the Working Capital Note to fund past and ongoing operational expenses.

In connection with the Working Capital Note, the Sponsor entered into the Credit Agreement, pursuant to which the Lenders agreed to provide loans to the Sponsor of up to $1,000,000 in the aggregate, to be funded in up to three tranches, consisting of an initial loan of $500,000 and two additional loans of $250,000 each (with such additional tranches subject to the consent of Keystone, not to be unreasonably withheld, delayed or conditioned), in each case subject to the terms and conditions of the Credit Agreement. In connection with the Credit Agreement, the Sponsor also entered into a Pledge Agreement (the “Pledge Agreement”) with Keystone, pursuant to which the Sponsor pledged 2,932,500 Class B Ordinary Shares (representing approximately 51% of the Founder Shares owned by the Sponsor), together with any proceeds thereof (the “Pledged Collateral”), as collateral to secure the obligations under the Credit Agreement. The loans under the Credit Agreement are non-recourse to the Sponsor, and the Lenders’ sole recourse in the event of a default is to foreclose upon such Pledged Collateral, which would remain subject to the Company’s governing documents and applicable lock-up arrangements, including the terms of the Letter Agreement. The Sponsor is required to use the proceeds of the loans under the Credit Agreement to fund loans to the Company to pay for its expenses, including transaction expenses for future deals, amounts previously owed for prior Business Combination efforts and for administrative expenses. The loans under the Credit Agreement mature upon the earlier of the Company’s initial Business Combination or the Company’s liquidation. The Credit Agreement includes events of default for the Company’s failure to file with the SEC by a certain agreed upon date a proxy statement to call for a Company shareholder meeting to extend the Company’s deadline to consummate its initial Business Combination or for the Company’s failure to enter into a definitive Business Combination agreement with a target company or business prior to a certain agreed upon date. However, the Credit Agreement and Pledge Agreement solely bind the Sponsor and do not restrict the actions of the Company.

The Company, the Sponsor and Cantor, also entered into a waiver letter pursuant to which the restrictions on transfers contained in the Letter Agreement were waived solely to permit the pledge of the Pledged Collateral and any transfer thereof upon enforcement of the related security interest, but with the Lenders taking such Pledged Collateral subject to the terms of the Letter Agreement.

EXHIBIT INDEX

Exhibit No.	Description
1	Underwriting Agreement, dated July 11, 2024, by and between the Company and Cantor. (2)
3	Amended and Restated Memorandum and Articles of Association. (2)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Ordinary Share Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement, dated July 11, 2024, by and between the Company and Continental, as warrant agent. (2)
4.5	Description of Registered Securities.(3)
10.1	Securities Subscription Agreement, dated February 21, 2024, by and between the Company and the Sponsor. (1)
10.2	Form of Indemnity Agreement. (1)
10.3	Investment Management Trust Account Agreement, dated July 11, 2024, by and between the Company and Continental, as trustee. (2)
10.4	Registration Rights Agreement, dated July 11, 2024, by and among the Company, the Sponsor and the holders party thereto. (2)
10.5	Private Placement Warrants Purchase Agreement, dated July 11, 2024, by and between the Company and the Sponsor. (2)
10.6	Private Placement Warrants Purchase Agreement, dated July 11, 2024, by and between the Company and Cantor. (2)
10.7	Letter Agreement, dated July 11, 2024, by and among the Company, its officers, directors and the Sponsor. (2)
10.8	Administrative Services Agreement, dated July 11, 2024, by and between the Company and Launchpad Capital Management Company LLC, an affiliate of the Sponsor. (2)
10.9	Promissory Note, dated as of February 21, 2024, issued to the Sponsor. (2)
10.10	Amendment No. 1 to the Promissory Note, dated July 12, 2024, issued to the Sponsor. (2)
10.11	Termination and Release Agreement, dated as of January 30, 2026, by and among the Company, the SPAC Representative, Minovia, the Seller Representative, Pubco and Company Merger Sub. (4)
10.12	Working Capital Note, dated as of March 20, 2026 by and between the Sponsor and the Company. (5)
14	Code of Ethics. (1)
19	Insider Trading Policies and Procedures, adopted July 11, 2024. (3)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted July 11, 2024. (3)
99.1	Audit Committee Charter.(3)
99.2	Compensation Committee Charter. (3)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
^	The exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally to the SEC a copy of all omitted exhibits and schedules upon its request.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-280188) filed with the SEC on June 13, 2024.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 15, 2024.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 26, 2025.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 3, 2026.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 26, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2026	Launch One Acquisition Corp.

	By:	/s/ Chris Ehrlich
	Name:	Chris Ehrlich
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Chris Ehrlich	Chief Executive Officer and Director	March 27, 2026
Chris Ehrlich	(Principal Executive Officer)

/s/ Jurgen van de Vyver	Chief Financial Officer	March 27, 2026
Jurgen van de Vyver	(Principal Financial and Accounting Officer)

/s/ Ryan Gilbert	Chairman of the Board of Directors	March 27, 2026
Ryan Gilbert

/s/ Brian G. Atwood	Director	March 27, 2026
Brian G. Atwood

/s/ Rodney A. Ferguson	Director	March 27, 2026
Rodney A. Ferguson

/s/ Risa Stack	Director	March 27, 2026
Risa Stack