Form 10-Q
period 2026-03-31
Launch One Acquisition Corp.
filed 2026-05-14
CIK 2015502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 14, 2026, there were 23,000,000 Class A Ordinary Shares, par value $0.0001 per share and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

LAUNCH ONE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 26, 2025;

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 27, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated July 11, 2024, which we entered into with an affiliate of our Sponsor (as defined below), for office space and secretarial and administrative support services;

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to July 15, 2026 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Launch One Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $10,950,000 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 15, 2024;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $340,000 issued to our Sponsor on February 21, 2024, as amended on July 12, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on June 13, 2024, as amended, and declared effective on July 11, 2024 (File No. 333-280188);

●	“Letter Agreement” are to the Letter Agreement, dated July 11, 2024, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,000,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated July 11, 2024, which we entered into with our Sponsor and (ii) Private Placement Warrants Purchase Agreement, dated July 11, 2024, which we entered into with Cantor, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that the Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants included as part of the Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated July 11, 2024, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Launch One Sponsor LLC, Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated July 11, 2024, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated July 11, 2024, which we entered into with Cantor, as representative of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, with each Unit consisting of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us; and

●	“Working Capital Note” are to that certain promissory note in the principal amount of up to $1,000,000, which can be loaned in up to three tranches, issued to our Sponsor.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LAUNCH ONE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$266,001	$30,146
Other receivable	1,250	1,250
Due from Sponsor	27,340	27,340
Short-term prepaid insurance	27,801	53,596
Prepaid expenses	129,510	68,844
Total current assets	451,902	181,176

Cash and marketable securities held in Trust Account	247,617,197	245,449,353
TOTAL ASSETS	$248,069,099	$245,630,529

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,029,635	$791,137
Working Capital Note	500,000	―
Total current liabilities	1,529,635	791,137

Deferred Fee payable	10,950,000	10,950,000
Total Liabilities	12,479,635	11,741,137

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, 23,000,000 shares at redemption value of approximately $10.77 and $10.67 per share as of March 31, 2026 and December 31, 2025, respectively	247,617,197	245,449,353

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(12,028,308)	(11,560,536)
Total Shareholders’ Deficit	(12,027,733)	(11,559,961)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$248,069,099	$245,630,529

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAUNCH ONE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2026	2025
General and administrative expenses	$467,775	$178,042
Loss from operations	(467,775)	(178,042)

Other income:
Interest earned on cash and marketable securities held in Trust Account	2,167,844	2,449,036
Interest earned on operating cash account	3	197
Unrealized gain on marketable securities held in Trust Account	―	16,222
Total other income	2,167,847	2,465,455

Net income	$1,700,072	$2,287,413

Basic and diluted weighted average shares outstanding of redeemable Class A Ordinary Shares	23,000,000	23,000,000
Basic and diluted net income per share, redeemable Class A Ordinary Shares	$0.06	$0.08
Basic and diluted weighted average shares outstanding, non-redeemable Class B Ordinary Shares	5,750,000	5,750,000
Basic and diluted net income per share, non-redeemable Class B Ordinary Shares	$0.06	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAUNCH ONE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	5,750,000	$575	$—	$(11,560,536)	$(11,559,961)

Accretion of Class A Ordinary Shares subject to possible redemption	—	—	—	—	—	(2,167,844)	(2,167,844)

Net income	—	—	—	—	—	1,700,072	1,700,072

Balance – March 31, 2026	—	$—	5,750,000	$575	$—	$(12,028,308)	$(12,027,733)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	5,750,000	$575	$—	$(9,949,858)	$(9,949,283)

Accretion of Class A Ordinary Shares subject to possible redemption	—	—	—	—	—	(2,465,258)	(2,465,258)

Net income	—	—	—	—	—	2,287,413	2,287,413

Balance – March 31, 2025	—	$—	5,750,000	$575	$—	$(10,127,703)	$(10,127,128)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAUNCH ONE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$1,700,072	$2,287,413
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(2,167,844)	(2,449,036)
Unrealized gain on marketable securities held in Trust Account	―	(16,222)
Changes in operating assets and liabilities:
Other receivable	―	(30,250)
Prepaid expenses	(60,666)	(21,250)
Short-term prepaid insurance	25,795	―
Long-term prepaid insurance	―	25,795
Accrued expenses	238,498	22,135
Net cash used in operating activities	(264,145)	(181,415)

Cash Flows from Financing Activities:
Proceeds from Working Capital Note	500,000	―
Net cash provided by financing activities	500,000	―

Net Change in Cash	235,855	(181,415)
Cash – Beginning of period	30,146	850,338
Cash – End of period	$266,001	$668,923

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activities for the period from February 21, 2024 (inception) through March 31, 2026 relate to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company and negotiating the terms of and consummating a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of the Deferred Fee held and taxes payable on the income earned on the Trust Account, if any) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully consummate a Business Combination.

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Following the closing of the Initial Public Offering, on July 15, 2024, an amount of $230,000,000 from the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”) located in the United States, with Continental Stock Transfer & Trust Company (“Continental”), acting as trustee. The funds in the Trust Account may be invested in U.S. Department of the Treasury (“Treasury”) obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct Treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on Management’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations of applicable law and the Amended and Restated Articles. As of March 31, 2026, the amount of the Trust Account was $10.77 per Public Share.

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

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

The Sponsor, officers and directors have entered into a letter agreement with the Company, dated July 11, 2024 (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5) and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from Public Shares they may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its shareholders that the Sponsor would be able to satisfy those obligations.

Minovia Business Combination Termination

On June 25, 2025, the Company entered into a Business Combination Agreement (as amended, the “Minovia BCA”) with (i) the Sponsor, in the capacity as the representative from and after the effective time of the SPAC Merger (as defined in the Minovia BCA) for the shareholders of the Company and Pubco (as defined below) (other than the shareholders of Minovia (as defined below) as of immediately prior to the effective time of the Minovia Merger (as defined in the Minovia BCA) and their successors and assigns) in accordance with the terms and conditions of the Minovia BCA (the “SPAC Representative”), (ii) Minovia Therapeutics Ltd., an Israeli company limited by shares (together with its successors, “Minovia”), (iii) Natalie Yivgi-Ohana, in the capacity as the representative from and after the effective time of the Minovia Merger for the Minovia shareholders as of immediately prior to the effective time of the Minovia Merger (and their successors and assigns) (the “Seller Representative”), (iv) Mito US One Ltd., an Israeli company limited by shares (together with its successors, “Pubco”), (v) Mito Sub Israel Ltd., an Israeli company limited by shares and a wholly owned subsidiary of Pubco (“Minovia Merger Sub”, together with the SPAC Representative, Minovia, Seller Representative and Pubco, the “Minovia BCA Parties”) and (vi) a to be-formed Cayman Islands exempted company that, upon execution and delivery of a joinder to the Minovia BCA, will be a party to the Minovia BCA.

On January 30, 2026, the Company entered into the Termination and Release Agreement with the Minovia BCA Parties, pursuant to which the Minovia BCA Parties mutually agreed to terminate the Minovia BCA in its entirety pursuant to Section 8.1(a) thereof. Concurrently with the termination of the Minovia BCA, each of the Ancillary Agreements (as defined in the Minovia BCA) were automatically terminated. As a result, the Minovia BCA and Ancillary Agreements are of no further force and effect. In addition, each party released the other parties from any and all liabilities and damages relating to the transaction documents, breaches thereunder and the proposed transactions. The Company is seeking, with the Sponsor, alternative ways to consummate an initial Business Combination.

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Liquidity, Capital Resources, and Going Concern

As of March 31, 2026, the Company had $266,001 in its operating bank account and a working capital deficit of $1,077,733. The Company intends to continue to use the funds held outside the Trust Account primarily to complete the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Going Concern,” as of March 31, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company Working Capital Loans (as defined in Note 5), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 27, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026, or for any future periods.

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $266,001 and $30,146 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of cash and Treasury bills, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in Treasury bills and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of Treasury bills, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in unrealized gain on marketable securities held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At March 31, 2026 and December 31, 2025, the assets held in the Trust Account of $247,617,197 and $245,449,353, respectively, were substantially all held in U.S. Treasury Bills.

For the three month period ended March 31, 2026 and 2025, the Company recorded $2,167,844 and $2,449,036 of interest earned on cash and marketable securities held in the Trust Account, respectively, in the accompanying condensed statements of operations. For the three month period ended March 31, 2026 and 2025, the Company did not withdraw any interest earned on the Trust Account.

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to its short-term nature.

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

Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs - SEC Materials,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Warrants were charged to shareholders’ deficit as the Warrants were accounted for under equity treatment based on the equity classification of the underlying financial instruments, after Management’s evaluation.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounted for the 11,500,000 Public Warrants issued in connection with the Initial Public Offering and the 6,000,000 Private Placement Warrants sold in the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the Warrants described above were not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815. There were 17,500,000 Warrants outstanding, including 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants as of March 31, 2026 and December 31, 2025.

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The calculation of diluted net income does not consider the effect of the Public Warrants (including the full exercise of the Over-Allotment Option) and the Private Placement Warrants to purchase an aggregate of 6,000,000 Class A Ordinary Shares in the calculation of diluted income per Ordinary Share, because in the calculation of diluted income per Ordinary Share, their exercise is contingent upon future events. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the period ended March 31, 2026 and 2025. All accretions associated with the redeemable Class A Ordinary Shares are excluded from earnings per Ordinary Share as the redemption value approximates fair value.

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income per Ordinary Share
Numerator:
Allocation of net income	$1,360,058	$340,014	$1,829,930	$457,483
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income per Ordinary Share	$0.06	$0.06	$0.08	$0.08

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. At the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at March 31, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying unaudited condensed balance sheets. At March 31, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption, December 31, 2024	$235,529,521
Plus:
Accretion of carrying value to redemption value	9,919,832
Class A Ordinary Shares subject to possible redemption, December 31, 2025	245,449,353
Plus:
Accretion of carrying value to redemption value	2,167,844
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$247,617,197

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Cantor or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A Ordinary Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) are entitled to registration rights and (iii) with respect to the Private Placement Warrants held by Cantor and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

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

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

The holders of the Founder Shares have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of such holders of the Founder Shares with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (x) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) if the Company consummates a transaction after the initial Business Combination that results in the Company’s shareholders having the right to exchange their Ordinary Shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

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

Due from Sponsor

The Company paid the Sponsor an amount $27,340 in excess of the outstanding IPO Promissory Note balance at the closing of the Initial Public Offering. The excess payment of $27,340 is due to the Company as of March 31, 2026 and December 31, 2025.

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on July 11, 2024, through the earlier of consummation of the initial Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor $12,500 per month for office space, utilities and secretarial and administrative support services provided to members of Management. For the three months ended March 31, 2026, the Company incurred $37,500 in fees for these services, of which the amount is included in accrued expenses in the accompanying unaudited condensed balance sheets. For the three months ended March 31, 2025, the Company incurred and paid $37,500 in fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2026 and December 31, 2025, there was a total amount of $500,000 and $0, respectively, outstanding under the Working Capital Note (as defined below).

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Working Capital Promissory Note

In light of the Company’s limited cash balance at year end, the Board and Management determined to secure additional working capital to fund past and ongoing operational expenses. On March 20, 2026, the Company entered into a promissory note (the “Working Capital Note”) with the Sponsor, pursuant to which the Sponsor may loan up to $1,000,000 to the Company in up to three tranches in substantially the same amounts and on substantially the same terms as the loans under that certain agreement, between the Sponsor and Keystone Capital Partners, LLC (“Keystone”), as agent for the lenders party thereto (the “Lenders” and such agreement, the “Credit Agreement”), including an initial loan to the Company of $500,000 upon execution and two additional loans of $250,000 each (in the case of the Working Capital Note, at the Sponsor’s sole election) in the event that the Company (A) enter into a letter of intent, memorandum of understanding or other agreement with respect to a Business Combination or (B) call a shareholder meeting to extend the Combination Period, (i) an original issue discount of 20% on each loan, such that the principal amount of each loan is 125% of the amount borrowed, (ii) annual interest of 8%, with a default interest rate of an additional 18% (for a total of 26%), to the maximum extent permitted by applicable law, (iii) a prepayment penalty of 10% (and in the case of the Working Capital Note, only to the extent with the written consent of the Sponsor), (iv) a maturity date for all such loans, interest and other obligations under the Working Capital Note of the consummation of our initial Business Combination or the effective date of the Company’s winding up (or if earlier, upon an event of default), and (v) an obligation to reimburse the Sponsor for its expenses in connection with obtaining the funds for the initial loan under the Working Capital Note (up to $25,000 to be withheld at the funding of the initial loan, which will be used to reimburse Keystone for its expenses under the Credit Agreement) and for any expenses of the Sponsor in connection with any refinancing of the debt or the enforcement of the Working Capital Note and for any reimbursement or indemnification obligations of the Sponsor under the Credit Agreement and related documents, subject in each case to a cap of $20,000 per occurrence (other than with respect to indemnification obligations), which expense reimbursement obligations will be taken out of the proceeds of any additional loans under the Working Capital Note or otherwise upon the maturity date (or earlier event of default). As of March 31, 2026, the Company had received $500,000 under the Working Capital Note. No interest was accrued as of March 31, 2026, as the amount was de minimis.

Credit and Pledge Agreements

In connection with the Working Capital Note, the Sponsor entered into the Credit Agreement, pursuant to which the Lenders agreed to provide loans to the Sponsor of up to $1,000,000 in the aggregate, to be funded in up to three tranches, consisting of an initial loan of $500,000 and two additional loans of $250,000 each (with such additional tranches subject to the consent of Keystone, not to be unreasonably withheld, delayed or conditioned), in each case subject to the terms and conditions of the Credit Agreement. In connection with the Credit Agreement, the Sponsor also entered into a Pledge Agreement (the “Pledge Agreement”) with Keystone, pursuant to which the Sponsor pledged 2,932,500 Class B Ordinary Shares (representing approximately 51% of the Founder Shares owned by the Sponsor), together with any proceeds thereof (the “Pledged Collateral”), as collateral to secure the obligations under the Credit Agreement. The loans under the Credit Agreement are non-recourse to the Sponsor, and the Lenders’ sole recourse in the event of a default is to foreclose upon such Pledged Collateral, which would remain subject to the Company’s governing documents and applicable lock-up arrangements, including the terms of the Letter Agreement. The Sponsor is required to use the proceeds of the loans under the Credit Agreement to fund loans to the Company to pay for its expenses, including transaction expenses for future deals, amounts previously owed for prior Business Combination efforts and for administrative expenses. The loans under the Credit Agreement mature upon the earlier of the Company’s initial Business Combination or the Company’s liquidation. The Credit Agreement includes events of default for the Company’s failure to file with the SEC by a certain agreed upon date a proxy statement to call for a shareholder meeting to extend the Company deadline to consummate an initial Business Combination or for the Company’s failure to enter into a definitive Business Combination agreement with a target company or business prior to a certain agreed upon date. However, the Credit Agreement and Pledge Agreement solely bind the Sponsor and do not restrict the Company’s actions.

The Company, the Sponsor and Cantor, also entered into a waiver letter pursuant to which the restrictions on transfers contained in the Letter Agreement were waived solely to permit the pledge of the Pledged Collateral and any transfer thereof upon enforcement of the related security interest, but with the Lenders taking such Pledged Collateral subject to the terms of the Letter Agreement.

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no Class A Ordinary Shares issued or outstanding, excluding 23,000,000 Class A Ordinary Shares subject to possible redemption.

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were 5,750,000 Class B Ordinary Shares issued and outstanding.

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

Holders of the Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares have the right to vote on (i) the appointment and removal of directors and (ii) continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Warrants

As of March 31, 2026 and December 31, 2025, there were 17,500,000 Warrants outstanding, including 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Level 1 assets include investments in money market funds that invest solely in Treasury bills. At March 31, 2026, assets held in the Trust Account were comprised of $927 in cash and $247,616,270 in a money market fund, which was invested primarily in Treasury bills. During the three months ended March 31, 2026, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2025, assets held in the Trust Account were comprised of $927 in cash and $245,448,426 in a money market fund, which was invested primarily in Treasury bills.

	Level	March 31, 2026	December 31, 2025
Assets:
U.S. Treasury Bills held in Trust Account	1	$247,616,270	$245,448,426

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

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the accompanying unaudited condensed statements of operations as net income. The measure of segment assets is reported on the accompanying unaudited condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	March 31, 2026	December 31, 2025
Cash and marketable securities held in Trust Account	$247,617,197	$245,449,353
Cash	$266,001	$30,146

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative expenses	$442,776	$178,042
Interest earned on cash and marketable securities held in Trust Account	$2,167,845	$2,449,036

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying unaudited condensed balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by such forward-looking statements as a result of certain factors detailed in our filings with the SEC, including herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Following the closing of the Initial Public Offering and Private Placement, an amount of $230,000,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until July 15, 2026 (24-months from the closing of the Initial Public Offering), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Minovia Business Combination Termination

On June 25, 2025, we entered into a Business Combination Agreement (as amended, the “Minovia BCA”) with (i) the Sponsor, in the capacity as the representative from and after the effective time of the SPAC Merger (as defined in the Minovia BCA) for our shareholders and Pubco (as defined below) (other than the shareholders of Minovia (as defined below) as of immediately prior to the effective time of the Minovia Merger (as defined in the Minovia BCA) and their successors and assigns) in accordance with the terms and conditions of the Minovia BCA (the “SPAC Representative”), (ii) Minovia Therapeutics Ltd., an Israeli company limited by shares (together with its successors, “Minovia”), (iii) Natalie Yivgi-Ohana, in the capacity as the representative from and after the effective time of the Minovia Merger for the Minovia shareholders as of immediately prior to the effective time of the Minovia Merger (and their successors and assigns) (the “Seller Representative”), (iv) Mito US One Ltd., an Israeli company limited by shares (together with its successors, “Pubco”), (v) Mito Sub Israel Ltd., an Israeli company limited by shares and a wholly owned subsidiary of Pubco (“Minovia Merger Sub”, together with the SPAC Representative, Minovia, Seller Representative and Pubco, the “Minovia BCA Parties”) and (vi) a to be-formed Cayman Islands exempted company that, upon execution and delivery of a joinder to the Minovia BCA, would have been a party to the Minovia BCA.

On January 30, 2026, we entered into the Termination and Release Agreement with the Minovia BCA Parties (the “Minovia Termination Agreement”), pursuant to which the Minovia BCA Parties mutually agreed to terminate the Minovia BCA in its entirety pursuant to Section 8.1(a) thereof. Concurrently with the termination of the Minovia BCA, each of the Ancillary Agreements (as defined in the Minovia BCA) were automatically terminated. As a result, the Minovia BCA and Ancillary Agreements are of no further force and effect. In addition, each party released the other parties from any and all liabilities and damages relating to the transaction documents, breaches thereunder and the proposed transactions.

The foregoing summary of the Minovia Termination Agreement is qualified in its entirety by the text of the Minovia Termination Agreement, a copy of which is attached as Exhibit 10.1 hereto and is incorporated herein by reference.

We are seeking, with our Sponsor, alternative ways to consummate an initial Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 21, 2024 (inception) through March 31, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $1,700,072, which consisted of interest earned on cash and marketable securities held in the Trust Account of $2,167,844 and interest earned on operating cash account of $3, partially offset by general and administrative costs of $467,775.

For the three months ended March 31, 2025, we had a net income of $2,287,413, which consisted of interest earned on marketable securities held in the Trust Account of $2,449,036, interest earned on operating cash account of $197 and unrealized gain on cash and marketable securities held in the Trust Account of $16,222, partially offset by general and administrative costs of $178,042.

Liquidity, Capital Resources and Going Concern

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $230,000,000 was initially placed in the Trust Account. We incurred $15,574,281 in transaction costs, consisting of $4,000,000 of cash underwriting fee, the Deferred Fee of $10,950,000 and $624,281 of other offering costs.

For the three months ended March 31, 2026, cash used in operating activities was $264,145. Net income of $1,700,072 was affected by interest earned on cash and marketable securities held in the Trust Account of $2,167,844. Changes in operating assets and liabilities provided $203,627 of cash for operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $181,415. Net income of $2,287,413 was affected by interest earned on cash and marketable securities held in the Trust Account of $2,449,036 and unrealized gain on cash and marketable securities held in the Trust Account of $16,222. Changes in operating assets and liabilities used $3,570 of cash for operating activities.

As of March 31, 2026 and December 31, 2025, we had marketable securities held in the Trust Account of $247,617,197 and $245,449,353, respectively (including $2,167,845 and $9,919,832 of interest income, respectively). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of March 31, 2026 and December 31, 2025, we had cash held outside of the Trust Account of $266,001 and $30,146, respectively, and a working capital deficit of $1,052,733 and $609,961, respectively. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through March 31, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $340,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2024 or the completion of our Initial Public Offering. We borrowed $307,974 under the IPO Promissory Note and $335,314 was paid to the Sponsor upon the consummation of our Initial Public Offering on July 15, 2024, including an amount of $27,340 in excess of the outstanding IPO Promissory Note balance. No additional borrowing is available under the IPO Promissory Note. The excess payment of $27,340 was due to our Company as of March 31, 2026 and December 31, 2025.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of March 31, 2026 and December 31, 2025, there was a total amount of $500,000 and $0, respectively, outstanding under the Working Capital Note (see below).

Working Capital Note

In light of our limited cash balance at year end, our Board and Management determined to secure additional working capital to fund past and ongoing operational expenses. On March 20, 2026, we entered into a Working Capital Note with the Sponsor, pursuant to which the Sponsor may loan up to $1,000,000 to us in up to three tranches in substantially the same amounts and on substantially the same terms as the loans under that certain agreement, between the Sponsor and Keystone Capital Partners, LLC (“Keystone”), as agent for the lenders party thereto (the “Lenders” and such agreement, the “Credit Agreement”), including an initial loan to us of $500,000 upon execution and two additional loans of $250,000 each (in the case of the Working Capital Note, at the Sponsor’s sole election) in the event that we (A) enter into a letter of intent, memorandum of understanding or other agreement with respect to our Business Combination or (B) call a shareholder meeting to extend the Combination Period, (ii) an original issue discount of 20% on each loan, such that the principal amount of each loan is 125% of the amount borrowed, (iii) annual interest of 8%, with a default interest rate of an additional 18% (for a total of 26%), to the maximum extent permitted by applicable law, (iv) a prepayment penalty of 10% (and in the case of the Working Capital Note, only to the extent with the written consent of the Sponsor), (v) a maturity date for all such loans, interest and other obligations under the Working Capital Note of the consummation of our initial Business Combination or the effective date of our winding up (or if earlier, upon an event of default), and (vi) an obligation to reimburse the Sponsor for its expenses in connection with obtaining the funds for the initial loan under the Working Capital Note (up to $25,000 to be withheld at the funding of the initial loan, which will be used to reimburse Keystone for its expenses under the Credit Agreement) and for any expenses of the Sponsor in connection with any refinancing of the debt or the enforcement of the Working Capital Note and for any reimbursement or indemnification obligations of the Sponsor under the Credit Agreement and related documents, subject in each case to a cap of $20,000 per occurrence (other than with respect to indemnification obligations), which expense reimbursement obligations will be taken out of the proceeds of any additional loans under the Working Capital Note or otherwise upon the maturity date (or earlier event of default). As of March 31, 2026, the Company had received $500,000 under the Working Capital Note. No interest was accrued as of March 31, 2026, as the amount was de minimis.

Credit and Pledge Agreements

In connection with the Working Capital Note, the Sponsor entered into the Credit Agreement, pursuant to which the Lenders agreed to provide loans to the Sponsor of up to $1,000,000 in the aggregate, to be funded in up to three tranches, consisting of an initial loan of $500,000 and two additional loans of $250,000 each (with such additional tranches subject to the consent of Keystone, not to be unreasonably withheld, delayed or conditioned), in each case subject to the terms and conditions of the Credit Agreement. In connection with the Credit Agreement, the Sponsor also entered into a Pledge Agreement (the “Pledge Agreement”) with Keystone, pursuant to which the Sponsor pledged 2,932,500 Class B Ordinary Shares (representing approximately 51% of the Founder Shares owned by the Sponsor), together with any proceeds thereof (the “Pledged Collateral”), as collateral to secure the obligations under the Credit Agreement. The loans under the Credit Agreement are non-recourse to the Sponsor, and the Lenders’ sole recourse in the event of a default is to foreclose upon such Pledged Collateral, which would remain subject to our governing documents and applicable lock-up arrangements, including the terms of the Letter Agreement. The Sponsor is required to use the proceeds of the loans under the Credit Agreement to fund loans to us to pay for our expenses, including transaction expenses for future deals, amounts previously owed for prior Business Combination efforts and for administrative expenses. The loans under the Credit Agreement mature upon the earlier of our initial Business Combination or our liquidation. The Credit Agreement includes events of default for our failure to file with the SEC by a certain agreed upon date a proxy statement to call for a shareholder meeting to extend our Combination Period or for our failure to enter into a definitive Business Combination agreement with a target company or business prior to a certain agreed upon date. However, the Credit Agreement and Pledge Agreement solely bind the Sponsor and do not restrict our actions.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on July 11, 2024, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of the Sponsor $12,500 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three months ended March 31, 2026, we incurred $37,500 in fees for these services, which amount is included in accrued expenses in the condensed balance sheets of the financial statements included in this Report under Item 1. “Financial Statements”.

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any. On July 15, 2024, simultaneously with the closing of the Initial Public Offering, the Underwriters elected to fully exercise the Over-Allotment Option.

The Underwriters were paid a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Units offered in the Initial Public Offering). Additionally, the Underwriters are entitled to the Deferred Fee of (i) 4.50% of the gross proceeds of the base Initial Public Offering held in the Trust Account and (ii) 6.50% of the gross proceeds sold pursuant to the Over-Allotment Option, which equates to $10,950,000 in the aggregate following the full exercise of the Over-Allotment Option and is payable to the Underwriters, upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers have agreed that: (x) the Founder Shares shall be subject to transfer restrictions of the earlier of (i) one year after the completion of our initial Business Combination or (ii) subsequent to our initial Business Combination, (1) if the last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within and any 30-trading day period commencing at least 150 days after our initial Business Combination, or  (2) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; (y) the Private Placement Warrants shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination; and (z) any Units, Warrants, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Warrants shall be subject to transfer restriction for 180 days following the effectiveness of the IPO Registration Statement.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. Using a valuation, we estimated the fair value of the Public Warrants as of the Initial Public Offering. Other than estimating the value of the Public Warrants, we did not have any other critical accounting estimates as of March 31, 2026.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

 We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2024 Annual Report, (iii) 2025 Annual Report and (iv) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025 and June 30, 2025, as filed with the SEC on May 15, 2025 and August 14, 2025, respectively. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
10.1	Termination and Release Agreement, dated as of January 30, 2026, by and among the Company, the SPAC Representative, Minovia, the Seller Representative, Pubco and Company Merger Sub. (1)
10.2	Promissory Note, dated as of March 20, 2026 by and between the Sponsor and the Company. (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on February 4, 2026.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on March 26, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2026	LAUNCH ONE ACQUISITION CORP.

	By:	/s/ Chris Ehrlich
	Name:	Chris Ehrlich
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Jurgen van de Vyver
	Name:	Jurgen van de Vyver
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)