Form 10-Q
period 2026-06-30
Launch One Acquisition Corp.
filed 2026-08-12
CIK 2015502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

(510) 200-8778

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

As of August 12, 2026, there were 7,523,610 Class A Ordinary Shares, par value $0.0001 per share and one Class B Ordinary Share, par value $0.0001 per share, of the registrant issued and outstanding.

LAUNCH ONE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 26, 2025;

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 27, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated July 11, 2024, which we entered into with an affiliate of our Sponsor (as defined below), for office space and secretarial and administrative support services;

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 30-month period, from the closing of the Initial Public Offering (as defined below) to January 15, 2027 (or such earlier date as determined by the Board) that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Launch One Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $10,950,000 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 15, 2024;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $340,000 issued to our Sponsor on February 21, 2024, as amended on July 12, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on June 13, 2024, as amended, and declared effective on July 11, 2024 (File No. 333-280188);

●	“Letter Agreement” are to the Letter Agreement, dated July 11, 2024, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,000,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated July 11, 2024, which we entered into with our Sponsor and (ii) Private Placement Warrants Purchase Agreement, dated July 11, 2024, which we entered into with Cantor, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants included as part of the Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated July 11, 2024, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Launch One Sponsor LLC, Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated July 11, 2024, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated July 11, 2024, which we entered into with Cantor, as representative of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, with each Unit consisting of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us; and

●	“Working Capital Note” are to that certain promissory note in the principal amount of up to $1,000,000, which can be loaned in up to three tranches, issued to our Sponsor.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LAUNCH ONE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$321,957	$30,146
Other receivable	1,250	1,250
Due from Sponsor	27,340	27,340
Short-term prepaid insurance	2,006	53,596
Prepaid expenses	107,529	68,844
Total current assets	460,082	181,176

Cash and marketable securities held in Trust Account	249,810,453	245,449,353
TOTAL ASSETS	$250,270,535	$245,630,529

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,066,235	$791,137
Working Capital Note - related party, net of debt discount	1,046,959	―
Accrued interest payable	18,056	―
Total current liabilities	2,131,250	791,137

Deferred Fee payable	10,950,000	10,950,000
Total Liabilities	13,081,250	11,741,137

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, 23,000,000 shares at redemption value of approximately $10.86 and $10.67 per share as of June 30, 2026 and December 31, 2025, respectively	249,810,453	245,449,353

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(12,621,743)	(11,560,536)
Total Shareholders’ Deficit	(12,621,168)	(11,559,961)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$250,270,535	$245,630,529

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAUNCH ONE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
General and administrative expenses	$593,448	$637,837	$1,061,223	$815,879
Loss from operations	(593,448)	(637,837)	(1,061,223)	(815,879)

Other income:
Interest earned on cash and marketable securities held in Trust Account	2,193,256	2,547,714	4,361,100	4,996,750
Interest earned on operating cash account	13	142	16	339
Unrealized gain on marketable securities held in Trust Account	—	11,999	—	28,221
Total other income, net	2,193,269	2,559,855	4,361,116	5,025,310

Net income	$1,599,821	$1,922,018	$3,299,893	$4,209,431

Weighted average shares outstanding of redeemable Class A Ordinary Shares	23,000,000	23,000,000	23,000,000	23,000,000
Basic and diluted net income per redeemable Class A Ordinary Share	$0.06	$0.07	$0.11	$0.15
Weighted average shares outstanding of non-redeemable Class B Ordinary Shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income per non-redeemable Class B Ordinary Share	$0.06	$0.07	$0.11	$0.15

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAUNCH ONE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	5,750,000	$575	$—	$(11,560,536)	$(11,559,961)

Accretion of Class A Ordinary Shares subject to possible redemption	—	—	—	—	—	(2,167,844)	(2,167,844)

Net income	—	—	—	—	—	1,700,072	1,700,072

Balance – March 31, 2026 (unaudited)	—	—	5,750,000	575	—	(12,028,308)	(12,027,733)

Accretion of Class A Ordinary Shares subject to possible redemption	—	—	—	—	—	(2,193,256)	(2,193,256)

Net income	—	—	—	—	—	1,599,821	1,599,821

Balance – June 30, 2026 (unaudited)	—	$—	5,750,000	$575	$—	$(12,621,743)	$(12,621,168)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	5,750,000	$575	$—	$(9,949,858)	$(9,949,283)

Accretion for Class A Ordinary Shares subject to possible redemption	—	—	—	—	—	(2,465,258)	(2,465,258)

Net income	—	—	—	—	—	2,287,413	2,287,413

Balance – March 31, 2025 (unaudited)	—	—	5,750,000	575	—	(10,127,703)	(10,127,128)

Accretion for Class A Ordinary Shares subject to possible redemption	—	—	—	—	—	(2,559,713)	(2,559,713)

Net income	—	—	—	—	—	1,922,018	1,922,018

Balance – June 30, 2025 (unaudited)	—	$—	5,750,000	$575	$—	$(10,765,398)	$(10,764,823)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAUNCH ONE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$3,299,893	$4,209,431
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(4,361,100)	(4,996,750)
Unrealized gain on marketable securities held in Trust Account	―	(28,221)
Changes in operating assets and liabilities:
Other receivable	―	(30,250)
Debt discount amortization	46,959	―
Prepaid expenses	(38,685)	(95,667)
Short-term prepaid insurance	51,590	―
Long-term prepaid insurance	―	51,590
Accrued interest payable	18,056	―
Accrued expenses	275,098	303,269
Net cash used in operating activities	(708,189)	(586,598)

Cash Flows from Financing Activities:
Proceeds from Working Capital Note - related party, net of debt discount	1,000,000	―
Net cash provided by financing activities	1,000,000	―

Net Change in Cash	291,811	(586,598)
Cash – Beginning of period	30,146	850,338
Cash – End of period	$321,957	$263,740

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activities for the period from February 21, 2024 (inception) through June 30, 2026 relate to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company and negotiating the terms of and consummating a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $15,574,281, consisting of $4,000,000 of cash underwriting fees, the Deferred Fee (as defined in Note 6) of $10,950,000, and $624,281 of other offering costs.

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

JUNE 30, 2026

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

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by January 15, 2027, or by such earlier liquidation date as the Company’s board of directors (the “Board”) may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (1)  the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations of applicable law and the Amended and Restated Articles. As of June 30, 2026, the amount of the Trust Account was approximately $10.86 per Public Share.

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

JUNE 30, 2026

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

Liquidity, Capital Resources, and Going Concern

As of June 30, 2026, the Company had $321,957 in its operating bank account and a working capital deficit of $1,671,168. The Company intends to continue to use the funds held outside the Trust Account primarily to complete the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” as of June 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company Working Capital Loans (as defined in Note 5), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently January 15, 2027, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition, the date of mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 27, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $321,957 and $30,146 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Cash and Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of cash and Treasury bills, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in Treasury bills and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of Treasury bills, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in unrealized gain on marketable securities held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At June 30, 2026 and December 31, 2025, the assets held in the Trust Account of $249,810,453 and $245,449,353, respectively, were substantially all held in U.S. Treasury Bills.

For the three and six months ended June 30, 2026, the Company recorded $2,193,256 and $4,361,100 of interest earned on cash and marketable securities held in the Trust Account, respectively, in the accompanying condensed statements of operations. For the three and six months ended June 30, 2025, the Company recorded $2,547,714 and $4,996,750 of interest earned on cash and marketable securities held in the Trust Account, respectively, in the accompanying unaudited condensed statements of operations.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounted for the 11,500,000 Public Warrants issued in connection with the Initial Public Offering and the 6,000,000 Private Placement Warrants sold in the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the Warrants described above were not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815. There were 17,500,000 Warrants outstanding, including 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants as of June 30, 2026 and December 31, 2025.

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

The calculation of diluted net income does not consider the effect of the Public Warrants (including the full exercise of the Over-Allotment Option) and the Private Placement Warrants to purchase an aggregate of 6,000,000 Class A Ordinary Shares in the calculation of diluted income per Ordinary Share, because in the calculation of diluted income per Ordinary Share, their exercise is contingent upon future events. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the periods ended June 30, 2026 and 2025. All accretions associated with the redeemable Class A Ordinary Shares are excluded from earnings per Ordinary Share as the redemption value approximates fair value.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Redeemable Class A	Non- redeemable Class B	Redeemable Class A	Non- redeemable Class B	Redeemable Class A	Non- redeemable Class B	Redeemable Class A	Non- redeemable Class B
Basic and diluted net income per Ordinary Share
Numerator:
Allocation of net income	$1,279,857	$319,964	$1,537,614	$384,404	$2,639,914	$659,979	$3,367,545	$841,886
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income per Ordinary Share	$0.06	$0.06	$0.07	$0.07	$0.11	$0.11	$0.15	$0.15

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. At the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at June 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. At June 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption, December 31, 2024	$235,529,521
Plus:
Accretion of carrying value to redemption value	9,919,832
Class A Ordinary Shares subject to possible redemption, December 31, 2025	245,449,353
Plus:
Accretion of carrying value to redemption value	2,167,844
Class A Ordinary Shares subject to possible redemption, March 31, 2026	247,617,197
Plus:
Accretion of carrying value to redemption value	2,193,256
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$249,810,453

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

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $340,000, to be used for a portion of the expenses of the Initial Public Offering pursuant to an unsecured promissory note (as amended, the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2024, or the closing of the Initial Public Offering. From inception through the Initial Public Offering, the Company had borrowed $307,974 under the IPO Promissory Note. As of June 30, 2026 and December 31, 2025, the Company had borrowed $0 under the IPO Promissory Note. The Company repaid $335,314 on July 15, 2024 and borrowings under the IPO Promissory Note are no longer available.

Due from Sponsor

The Company paid the Sponsor an amount $27,340 in excess of the outstanding IPO Promissory Note balance at the closing of the Initial Public Offering. The excess payment of $27,340 is due to the Company as of June 30, 2026 and December 31, 2025.

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on July 11, 2024, through the earlier of consummation of the initial Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor $12,500 per month for office space, utilities and secretarial and administrative support services provided to members of Management. For the three and six months ended June 30, 2026, the Company incurred $37,500 and $75,000, respectively, in fees for these services. As of June 30, 2026, $75,000 is included in accrued expenses in the accompanying condensed balance sheets. For the three and six months ended June 30, 2025, the Company incurred and paid $37,500 and $75,000 in fees for these services, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company intends to repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account will be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2026 and December 31, 2025, there was a total amount of $0, outstanding under the Working Capital Loans.

Working Capital Promissory Note

In light of the Company’s limited cash balance at year end, the Board and Management determined to secure additional working capital to fund past and ongoing operational expenses. On March 20, 2026, the Company entered into a promissory note (the “Working Capital Note”) with the Sponsor, pursuant to which the Sponsor may loan up to $1,000,000 to the Company in up to three tranches in substantially the same amounts and on substantially the same terms as the loans under that certain agreement, between the Sponsor and Keystone Capital Partners, LLC (“Keystone”), as agent for the lenders party thereto (the “Lenders” and such agreement, the “Credit Agreement”), including an initial loan to the Company of $500,000 upon execution and two additional loans of $250,000 each (in the case of the Working Capital Note, at the Sponsor’s sole election) in the event that the Company (A) enter into a letter of intent, memorandum of understanding or other agreement with respect to a Business Combination or (B) call a shareholder meeting to extend the Combination Period, (i) an original issue discount of 20% on each loan, such that the principal amount of each loan is 125% of the amount borrowed, (ii) annual interest of 8%, with a default interest rate of an additional 18% (for a total of 26%), to the maximum extent permitted by applicable law, (iii) a prepayment penalty of 10% (and in the case of the Working Capital Note, only to the extent with the written consent of the Sponsor), (iv) a maturity date for all such loans, interest and other obligations under the Working Capital Note of the consummation of our initial Business Combination or the effective date of the Company’s winding up (or if earlier, upon an event of default), and (v) an obligation to reimburse the Sponsor for its expenses in connection with obtaining the funds for the initial loan under the Working Capital Note (up to $25,000 to be withheld at the funding of the initial loan, which will be used to reimburse Keystone for its expenses under the Credit Agreement) and for any expenses of the Sponsor in connection with any refinancing of the debt or the enforcement of the Working Capital Note and for any reimbursement or indemnification obligations of the Sponsor under the Credit Agreement and related documents, subject in each case to a cap of $20,000 per occurrence (other than with respect to indemnification obligations), which expense reimbursement obligations will be taken out of the proceeds of any additional loans under the Working Capital Note or otherwise upon the maturity date (or earlier event of default). As of June 30, 2026, the Company had received $1,000,000 under the Working Capital Note and recorded a $250,000 debt discount in connection with the 20% premium for an aggregate liability of $1,250,000. In connection with the above, $1,250,000 was recorded as a liability, less a $250,000 debt discount, resulting in a carrying value of $1,000,000. For the three and six months ended June 30, 2026, debt discount amortization of $46,959 was recognized, bringing the Working Capital Note carrying value to $1,046,959 at June 30, 2026. As of June 30, 2026, the Company recorded an interest expense of $46,959 in connection with the amortization of the debt discount resulting in a net liability of $1,046,959 as reflected on the accompanying condensed balance sheets. Additionally, the Company recorded $18,056 of accrued interest recorded as accrued interest payable on the accompanying condensed balance sheets. As of June 30, 2026, no further borrowings are available under the Working Capital Note.

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Warrants (and their underlying securities), (iii) the warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities), if any, (iv) any Class A Ordinary Shares issuable upon conversion of the Founder Shares and (v) any Class A Ordinary Shares held by the holders of the Founder Shares at the completion of the Initial Public Offering or, have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement, dated July 11, 2024, between such holders and the Company (the “Registration Rights Agreement”). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no Class A Ordinary Shares issued or outstanding, excluding 23,000,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 5,750,000 Class B Ordinary Shares issued and outstanding.

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

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Holders of the Ordinary Shares are entitled to one vote for each Ordinary Share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares have the right to vote on (i) the appointment and removal of directors and (ii) continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Warrants

As of June 30, 2026 and December 31, 2025, there were 17,500,000 Warrants outstanding, including 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Level 1 assets include investments in money market funds that invest solely in Treasury bills. At June 30, 2026, assets held in the Trust Account were comprised of $927 in cash and $249,809,526 in a money market fund, which was invested primarily in Treasury bills. During the six months ended June 30, 2026, the Company did not withdraw any interest income from the Trust Account.

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

At December 31, 2025, assets held in the Trust Account were comprised of $927 in cash and $245,448,426 in a money market fund, which was invested primarily in Treasury bills.

	Level	June 30, 2026	December 31, 2025
Assets:
U.S. Treasury Bills held in Trust Account	1	$249,809,526	$245,448,426

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

	June 30, 2026	December 31, 2025
Cash and marketable securities held in Trust Account	$249,810,453	$245,449,353
Cash	$321,957	$30,146

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$593,448	$637,837	$1,061,223	$815,879
Interest earned on cash and marketable securities held in Trust Account	$2,193,256	$2,547,714	$4,361,100	$4,996,750

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated July 11, 2024, by and between the Company and Continental.

LAUNCH ONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

All other segment items included in net income are reported on the accompanying unaudited condensed statements of operations and described within their respective disclosures. The accounting policies used to measure the profit and loss of the segment are the same as those described above in the summary of significant accounting policies (see Note 2).

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than as set forth below, that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

On July 6, 2026, in connection with the EGM (as defined below) and the EGM Redemptions (as defined below), the Sponsor converted 5,749,999 Founder Shares on a one-for-one basis into Class A Ordinary Shares (the “Founder Share Conversion”) and waived any right to receive funds from the Trust Account with respect to the Class A Ordinary Shares received upon such conversion and acknowledged that such Class A Ordinary Shares will be subject to all of the restrictions applicable to the original Founder Shares under the terms of the Letter Agreement.

On July 10, 2026, the Company held an extraordinary general meeting of shareholders in lieu of an annual general meeting of shareholders (the “EGM”) to approve, among other things, a proposal to amend the Amended and Restated Articles to extend the date by which the Company must consummate an initial Business Combination from July 15, 2026 to January 15, 2027, or such earlier date as determined by the Board (the “Extension Amendment Proposal”).

In connection with the vote to approve the Extension Amendment Proposal, Public Shareholders holding 21,226,389 Public Shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account (the “EGM Redemptions”). As a result of the EGM Redemptions, approximately $229.9 million (approximately $10.83 per share) was removed from the Trust Account to pay such holders. Following the EGM Redemptions, there are 1,773,611 Public Shares currently issued and outstanding.

In connection with the EGM, the Company entered into non-redemption agreements with the Sponsor and a number of shareholders of the Company (each, an “Investor”) in exchange for such Investors agreeing (i) not to redeem (or to validly rescind any redemption requests previously made in respect of), and (ii) to vote or consent (in person or by proxy) in favor of the Extension Amendment Proposal, with respect to an aggregate of 1,650,000 Public Shares at the EGM (the “Non-Redeemed Shares”). In exchange for these commitments by the Investors, the Sponsor agreed to transfer to such Investors an aggregate of 330,000 Founder Shares held by it, at a ratio agreed between the parties promptly following the closing of the Business Combination.

Following the Founder Share Conversion and the EGM Redemptions, there were 7,523,610 Class A Ordinary Shares issued and outstanding and one Class B Ordinary Share issued and outstanding.

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

We have until January 15, 2027 (30-months from the closing of the Initial Public Offering), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

The foregoing summary of the Minovia Termination Agreement is qualified in its entirety by the text of the Minovia Termination Agreement.

We are seeking, with our Sponsor, alternative ways to consummate an initial Business Combination.

Recent Developments

On July 6, 2026, in connection with the EGM (as defined below) and the EGM Redemptions (as defined below), the Sponsor converted 5,749,999 Founder Shares on a one-for-one basis into Class A Ordinary Shares (the “Fonder Share Conversion”) and waived any right to receive funds from the Trust Account with respect to the Class A Ordinary Shares received upon such conversion and acknowledged that such Class A Ordinary Shares will be subject to all of the restrictions applicable to the original Founder Shares under the terms of the Letter Agreement.

On July 10, 2026, we held an extraordinary general meeting of shareholders in lieu of an annual general meeting of shareholders (the “EGM”) to approve, among other things, a proposal to amend the Amended and Restated Articles to extend the date by which we must consummate an initial Business Combination from July 15, 2026 to January 15, 2027, or such earlier date as determined by the Board (the “Extension Amendment Proposal”).

In connection with the vote to approve the Extension Amendment Proposal, Public Shareholders holding 21,226,389 Public Shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account (the “EGM Redemptions”). As a result of the EGM Redemptions, approximately $229.9 million (approximately $10.83 per share) was removed from the Trust Account to pay such holders. Following the EGM Redemptions, there are 1,773,611 Public Shares currently issued and outstanding.

In connection with the EGM, we entered into non-redemption agreements with the Sponsor and a number of shareholders of the Company (each, an “Investor”) in exchange for such Investors agreeing (i) not to redeem (or to validly rescind any redemption requests previously made in respect of), and (ii) to vote or consent (in person or by proxy) in favor of the Extension Amendment Proposal, with respect to an aggregate of 1,650,000 Public Shares at the EGM (the “Non-Redeemed Shares”). In exchange for these commitments by the Investors, the Sponsor agreed to transfer to such Investors an aggregate of 330,000 Founder Shares held by it, at a ratio agreed between the parties promptly following the closing of the Business Combination.

Following the Founder Share Conversion and the EGM Redemptions, there were 7,523,610 Class A Ordinary Shares issued and outstanding and one Class B Ordinary Share issued and outstanding.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 21, 2024 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,599,821, which consisted of interest earned on cash and marketable securities held in the Trust Account of $2,193,256 and interest earned on operating cash account of $13, partially offset by general and administrative costs of $593,448.

For the three months ended June 30, 2025, we had a net income of $1,922,018, which consisted of interest earned on marketable securities held in Trust Account of $2,547,714, unrealized gain on marketable securities held in Trust Account of $11,999 and interest earned on operating cash account of $142 offset by general and administrative costs of $637,837.

For the six months ended June 30, 2026, we had a net income of $3,299,893, which consisted of interest earned on cash and marketable securities held in the Trust Account of $4,361,100 and interest earned on operating cash account of $16, partially offset by general and administrative costs of $1,061,223.

For the six months ended June 30, 2025, we had a net income of $4,209,431, which consisted of interest earned on marketable securities held in the Trust Account of $4,996,750, unrealized gain on marketable securities held in Trust Account of $28,221 and interest earned on operating cash account of $339 offset by general and administrative costs of $815,879.

Liquidity, Capital Resources and Going Concern

Our liquidity needs through July 15, 2024 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs through June 30, 2026 have been satisfied through the (i) net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account and (ii) Working Capital Note.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $230,000,000 was initially placed in the Trust Account. We incurred $15,574,281 in transaction costs, consisting of $4,000,000 of cash underwriting fee, the Deferred Fee of $10,950,000 and $624,281 of other offering costs.

For the six months ended June 30, 2026, cash used in operating activities was $291,811. Net income of $3,299,893 was affected by interest earned on cash and marketable securities held in the Trust Account of $4,361,100. Changes in operating assets and liabilities provided $1,353,018 of cash for operating activities.

For the six months ended June 30, 2025, cash used in operating activities was $586,598. Net income of $4,209,431 was affected by interest earned on cash and marketable securities held in the Trust Account of $4,996,750 and unrealized gain on cash and marketable securities held in the Trust Account of $28,221. Changes in operating assets and liabilities provided $228,942 of cash for operating activities.

As of June 30, 2026 and December 31, 2025, we had marketable securities held in the Trust Account of $249,810,453 and $245,449,353, respectively (including $19,810,453 and $15,323,996 of interest income, respectively). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of June 30, 2026 and December 31, 2025, we had cash held outside of the Trust Account of $321,957 and $30,146, respectively, and a working capital deficit of $1,671,168 and $609,961, respectively. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $340,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2024 or the completion of our Initial Public Offering. We borrowed $307,974 under the IPO Promissory Note and $335,314 was paid to the Sponsor upon the consummation of our Initial Public Offering on July 15, 2024, including an amount of $27,340 in excess of the outstanding IPO Promissory Note balance. The excess payment of $27,340 was due to our Company as of June 30, 2026 and December 31, 2025. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2026 and December 31, 2025, there was a total amount of $0, outstanding under the Working Capital Loans.

Working Capital Note

In light of our limited cash balance at year end, our Board and Management determined to secure additional working capital to fund past and ongoing operational expenses. On March 20, 2026, we entered into a Working Capital Note with the Sponsor, pursuant to which the Sponsor may loan up to $1,000,000 to us in up to three tranches in substantially the same amounts and on substantially the same terms as the loans under that certain agreement, between the Sponsor and Keystone Capital Partners, LLC (“Keystone”), as agent for the lenders party thereto (the “Lenders” and such agreement, the “Credit Agreement”), including an initial loan to us of $500,000 upon execution and two additional loans of $250,000 each (in the case of the Working Capital Note, at the Sponsor’s sole election) in the event that we (A) enter into a letter of intent, memorandum of understanding or other agreement with respect to our Business Combination or (B) call a shareholder meeting to extend the Combination Period, (ii) an original issue discount of 20% on each loan, such that the principal amount of each loan is 125% of the amount borrowed, (iii) annual interest of 8%, with a default interest rate of an additional 18% (for a total of 26%), to the maximum extent permitted by applicable law, (iv) a prepayment penalty of 10% (and in the case of the Working Capital Note, only to the extent with the written consent of the Sponsor), (v) a maturity date for all such loans, interest and other obligations under the Working Capital Note of the consummation of our initial Business Combination or the effective date of our winding up (or if earlier, upon an event of default), and (vi) an obligation to reimburse the Sponsor for its expenses in connection with obtaining the funds for the initial loan under the Working Capital Note (up to $25,000 to be withheld at the funding of the initial loan, which will be used to reimburse Keystone for its expenses under the Credit Agreement) and for any expenses of the Sponsor in connection with any refinancing of the debt or the enforcement of the Working Capital Note and for any reimbursement or indemnification obligations of the Sponsor under the Credit Agreement and related documents, subject in each case to a cap of $20,000 per occurrence (other than with respect to indemnification obligations), which expense reimbursement obligations will be taken out of the proceeds of any additional loans under the Working Capital Note or otherwise upon the maturity date (or earlier event of default). As of June 30, 2026, we had received $1,000,000 under the Working Capital Note and recorded a $250,000 debt discount in connection with the 20% premium for an aggregate liability of $1,250,000. In connection with the above, $1,250,000 was recorded as a liability, less a $250,000 debt discount, resulting in a carrying value of $1,000,000. For the three and six months ended June 30, 2026, debt discount amortization of $46,959 was recognized, bringing the Working Capital Note carrying value to $1,046,959 at June 30, 2026. As of June 30, 2026, we recorded an interest expense of $46,959 in connection with the amortization of the debt discount resulting in a net liability of $1,046,959 as reflected on the condensed balance sheets included in this Report under Item 1. “Financial Statements”. Additionally, the Company recorded $18,056 of accrued interest recorded as accrued interest payable on the condensed balance sheets included in this Report under Item 1. “Financial Statements”. As of June 30, 2026, no further borrowings are available under the Working Capital Note.

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

Our Company, the Sponsor and Cantor, also entered into a waiver letter, pursuant to which the restrictions on transfers contained in the Letter Agreement were waived solely to permit the pledge of the Pledged Collateral and any transfer thereof upon enforcement of the related security interest, but with the Lenders taking such Pledged Collateral subject to the terms of the Letter Agreement.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements” are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 15, 2027. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on July 11, 2024, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of the Sponsor $12,500 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and six months ended June 30, 2026, we incurred $37,500 and $75,000, respectively, in fees for these services. As of June 30, 2026, $75,000 is included in accrued expenses in the accompanying condensed balance sheets of the financial statements included in this Report under Item 1. “Financial Statements”. For the three and six months ended June 30, 2025,we incurred and paid $37,500 and $75,000 in fees for these services, respectively.

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

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Warrants (and their underlying securities) and (iii) any private placement-equivalent warrants issued in connection with the Working Capital Loans (and their underlying securities), if any, (iv) any Class A Ordinary Shares issuable upon conversion of the Founder Shares and (v) any Class A Ordinary Shares held by the holders of the Founder Shares at the completion of the Initial Public Offering are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Cantor may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, Cantor may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers have agreed that: (x) the Founder Shares shall be subject to transfer restrictions of the earlier of (i) one year after the completion of our initial Business Combination or (ii) subsequent to our initial Business Combination, (1) if the last sale price of our Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within and any 30-trading day period commencing at least 150 days after our initial Business Combination, or  (2) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; (y) the Private Placement Warrants shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination; and (z) any Units, Warrants, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Warrants were subject to transfer restriction for 180 days following the effectiveness of the IPO Registration Statement.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. Using a valuation, we estimated the fair value of the Public Warrants as of the Initial Public Offering. Other than estimating the value of the Public Warrants, we did not have any other critical accounting estimates to be disclosed as of June 30, 2026.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in the Initial Public Offering and the Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, as filed with the SEC on November 13, 2024. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 12, 2026	LAUNCH ONE ACQUISITION CORP.

	By:	/s/ Chris Ehrlich
	Name:	Chris Ehrlich
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Jurgen van de Vyver
	Name:	Jurgen van de Vyver
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)